Form 10-K
period 1993-12-31
UNR INDUSTRIES INC
filed 1994-03-29
CIK 315641

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
 ( ) TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ------------------ TO
     ------------------

                           COMMISSION FILE NO. 1-8009

                              UNR INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         36-3060977
- --------------------------------------------  --------------------
          (State of Organization)               (I.R.S. Employer
                                              Identification No.)
332 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS       60604-4385
- --------------------------------------------  --------------------
  (Address of Principal Executive Office)          (Zip Code)

                                 (312) 341-1234
              (Registrant's Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                              ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------  --------------------------
Common Stock $.01 par value.................................................................    Chicago Stock Exchange
Warrants to purchase Common Stock...........................................................    Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES _X_   NO ____

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court.
YES _X_   NO ____

    As of March 21, 1994, 48,692,103 shares of common stock were outstanding. The aggregate market value of stock held by non-affiliates is $111,900,000 based upon the average bid and asked prices of such stock as of March 21, 1994.

Documents incorporated by reference:

(1) Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1993. Certain information therein is incorporated by reference into
Part I, Part II and Part IV hereof.

(2) Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1994. Certain information therein is incorporated by reference into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

  (a) GENERAL DEVELOPMENT OF BUSINESS

    UNR Industries, Inc., a Delaware Corporation ("Registrant" or "UNR") was organized in 1979 as a holding company with businesses engaged principally in metal fabrication.

    On July 29, 1982, Registrant and ten of its subsidiaries, filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court"). The Registrant was designated as debtor-in-possession and its operations continued in the ordinary course of business.

    On March 15, 1989, Registrant and the seven subsidiaries not having been previously discharged, filed a Disclosure Statement and a Consolidated Plan of Reorganization ("Plan") with the Bankruptcy Court. Effective June 2, 1989, the Registrant's Plan was confirmed by the Bankruptcy Court following acceptance of the Plan by the Registrant's creditors and stockholders.

    Pursuant to the Plan, 42,404,847 shares of common stock of the reorganized Registrant were issued to the unsecured creditors and to the existing and future asbestos claimants in full discharge of all claims. The Plan also provided that all proceeds from certain litigation against the insurance companies would become unencumbered assets of the Registrant. Existing shareholders retained 3,687,378 shares of common stock and received six-year warrants to purchase an additional 3,687,378 shares of common stock at $5.15 per share.

    On December 31, 1992, Unarco Industries, Inc. and UNR, Inc. merged into UNR. All remaining subsidiaries became subsidiaries of UNR except Holco Corporation which remains a subsidiary of Leavitt Structural Tubing Company, a subsidiary of UNR.

    On April 27, 1993, Registrant acquired Real Time Solutions, Inc., a producer of automated inventory management products for $4.2 million of cash and 616,102 shares of stock valued at approximately $4.2 million.

    On  May  3, 1993  the  business and  principal  assets of  the  Midwest CATV
Division of Midwest Corporation, a wholly owned subsidiary of Registrant ("Midwest"), were sold to Anixter Bros, Inc., and on May 4, 1993 the business and principal assets of the Midwest Steel Division of Midwest Corporation were sold to L.B. Foster Company. Operating results of these divisions were reclassified to discontinued operations in 1992.

    On June 11, 1993, UNR received a letter from the UNR Asbestos-Disease Claims Trust (the "Trust"), holder at that time of 62% of the common stock of Registrant, proposing that UNR's Board of Directors consider retaining a financial adviser to solicit third-party proposals for acquisition of UNR through a merger or other business combination in which UNR's shareholders would receive cash for their shares and to advise whether any such proposed transactions would be fair from a financial point of view to UNR's shareholders.

    On June 22, 1993, UNR's Board of Directors established a Special Committee of independent directors to consider and to implement appropriate action in response to the Trust's proposal, including the solicitation and evaluation of offers for acquisition of UNR and to make a report and recommendation to the Board of Directors.

    On August 4, 1993, the Special Committee engaged J. P. Morgan Securities Inc. as its financial adviser. On February 9, 1994, UNR announced that the proposals received were subject to conditions and that none of the proposals indicated a per share value greater than $6.50. On February 22, 1994, UNR announced that the proposals received were either inadequate or too conditional to warrant recommendations by the Special Committee to the Board of Directors, that all discussions with potential buyers had been terminated and all efforts to seek further offers have ceased.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Information required under this section appears as Note 11 to the 1993 Consolidated Financial Statements of the Registrant included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

  (c) NARRATIVE DESCRIPTION OF BUSINESS

    Registrant's divisions are engaged in the manufacture and sale of steel products, primarily welded steel tubing, material handling equipment, including storage racks, shopping carts and supermarket storage and display equipment, stainless steel sinks and steel communication and lighting towers. The Registrant employs approximately 2,200 persons, of whom 1,600 are factory personnel. The Registrant's sales are made through manufacturers' representatives, as well as through its own employees.

    The principal raw material used by Registrant's divisions is steel. These divisions purchase steel from both foreign and domestic suppliers. In the opinion of the Registrant's management, no purchase commitments presently outstanding are at prices which will result in a loss.

INDUSTRIAL PRODUCTS

    One of Registrant's industrial products divisions manufactures and sells mechanical and structural electric resistance welded steel tubing in a variety of sizes and shapes. Such tubing is a fabricated steel product, the use of which has increased in a variety of industries in recent years. Registrant's division currently has sixteen tube-making machines operating in two locations in the Chicago area, in Hammond, Indiana and in Gluckstadt, Mississippi, which can produce in excess of 500,000 tons of tubing annually. The size range of tubing manufactured by the Registrant is 3/8" to 12 3/4" outer diameter.

    Substantially all of the Registrant's steel tubing products are sold to steel service centers and industrial users, with no single customer accounting for more than 10% of total sales. Sales are made throughout the continental United States. The tubing ultimately is used by makers of farm equipment, automotive equipment, vehicle trailers, bicycles and playground equipment, sign and lamp posts, grocery carts, furniture, storage racks, truck trailer frames and axles and in industrial and commercial buildings.

    The other industrial products division fabricates steel storage rack components, which are installed primarily by independent contractors. Most sales are made through a nation-wide network of material handling distributors who sell and, in some cases, stock storage racks and parts. The Registrant maintains a regional warehouse, in Somerset, N.J., from which distributors can fill orders for merchandise they do not have in stock. The main plant is in Springfield, Tennessee. In addition, this division provides automated inventory management products to the warehouse and distribution industry, from facilities located in Berkeley and Napa, California. The primary product is a light directed display based inventory picking, sorting, packing and shipping system using the trademark "EASYpick."

COMMERCIAL PRODUCTS

    One of the Registrant's commercial products divisions manufactures and sells wire and plastic shopping carts, self-service luggage carts, office and other carts, wire baskets and continuous shelving systems. These products are manufactured primarily from steel tubing, wire and plastic in a plant in Wagoner, Oklahoma. Sales are made through direct solicitation of customers by sales agents. In addition, this division manufactures and sells supermarket equipment for the handling, preparation and display of meats and produce. Sales are made principally through stocking distributors.

    From plants in Peoria, Illinois and Frankfort, Indiana, a second division manufactures and markets towers, with related accessories, used principally to support communications equipment for microwave and cellular transmission, broadcasting, home television and amateur broadcasting. Other towers are produced to support high level illumination for highways, parking lots, stadiums and other commercial areas. The division's facility in Bessemer, Alabama produces equipment shelters from laminated fiberglass and concrete which are primarily used to house broadcast electronics. These products are marketed nationally and for export markets.

    The third commercial products division manufactures, in a plant in Ruston, Louisiana, stainless steel sinks which are sold to retail outlets under the "Federal" and "American" labels and to plumbing wholesalers under the "Republic" label. In addition, this division manufactures and markets a line of composite sinks under the trade name "Asterite."

    PATENTS

    Registrant owns or licenses a number of domestic and foreign patents on products and processes. Certain domestic and foreign patent applications on additional products and processes are pending, but there is no assurance that any of such applications will be granted. Although certain patents were of considerable value in the growth of the business and will continue to be important in the future, the Registrant's success or growth are not dependent upon any one patent or group of related patents.

    RESEARCH & DEVELOPMENT

    The Registrant spent approximately $797,000 in 1993, $300,000 in 1992 and $300,000 in 1991 for research on new and improved products. Approximately 29 employees are currently engaged full time in this activity.

    COMPETITION

    All business segments of the Registrant are highly competitive. Although no authoritative statistics are available, based on its knowledge of its markets and information received from customers and salesmen, the Registrant believes that its sales of grocery shopping carts are greater than those of any competitor.

    Although the Registrant believes it is currently one of the nation's leading producers of mechanical and structural steel tubing in the size range it produces ( 3/8" to 12 3/4" outer diameter), there is considerable competition in all sizes and shapes of steel tubing. The Registrant believes that it is impossible to state its rank in overall sales of all sizes of steel tubing (including sizes not manufactured by the Registrant). It is known, however, that several companies have substantially greater sales of particular sizes of steel tubing within the size range manufactured by the Registrant and substantially greater overall sales of all sizes of steel tubing.

    The Registrant also believes that because of the wide range of towers produced by it, there are only a few other companies which manufacture and sell similar product lines comparable in completeness.

    Other products sold by the Registrant compete with products of other companies, some of which are much larger than the Registrant and enjoy substantially larger shares of their respective markets.

    BACKLOG AND FOREIGN SALES

    The backlog of unfilled orders at the end of any period is not a significant factor and is not material to an understanding of the business of the Registrant.

    Foreign sales in 1993, 1992 and 1991 were approximately $10.4 million, $6.9 million and $7.2 million, respectively.

ITEM 2.  PROPERTIES

    The following table sets forth information concerning location, size, use and nature of the principal manufacturing facilities owned or leased by the Registrant. The Registrant believes its plants are suitable for their purposes, are well maintained and are adequately insured. Not included in the table are warehouses, owned and leased, aggregating 455,000 square feet and the Registrant's executive and sales offices, all of which are leased.

    LOCATION                    USE                SQ.FT.           LEASED OR OWNED
- -----------------  -----------------------------  ---------  ------------------------------
                   INDUSTRIAL SEGMENT
Chicago, IL        Steel Tubing                     525,000  Owned
Chicago, IL        Steel Tubing                     240,000  Owned
Dixmoor, IL        Steel Tubing                     100,000  Owned
Hammond, IN        Steel Tubing                      58,000  Owned
Gluckstadt, MS     Steel Tubing                     250,000  Owned
Springfield, TN    Steel Storage and Rack
                     Components                     330,000  Owned
Napa, CA           Automated Inventory
                     Management Products/
                     Assembly                        14,000  Leased (Expiration 7/31/98)
Berkeley, CA       Automated Inventory
                     Management Products/
                     Assembly                         3,000  Leased (Expiration 12/31/94)
                   COMMERCIAL SEGMENT
Sacramento, CA     Shopping Carts                    35,000  Leased (Expiration 3/31/94)
Ruston, LA         Sinks                            100,000  Owned
Wagoner, OK        Shopping Carts                   520,000  Owned
Tulsa, OK          Powder Coating                    42,000  Leased (Expiration 12/31/96)
Peoria, IL         Tower/Accessories                260,000  Owned
Frankfort, IN      Farm Fencing/Related
                     Equipment                       50,000  Owned
Frankfort, IN      Farm Fencing/Related
                     Equipment                       77,500  Leased (Expiration 12/31/95)
Bessemer, AL       Equipment Shelters/Custom
                     Painting                       150,000  Leased (Expiration 9/15/11)
                   OTHER
Birmingham, AL     Not used in operations.
                   To be sold or leased.             79,000  Owned
Hogansville, GA    Not used in operations.
                   To be sold or leased.             55,000  Owned

    The Registrant uses a wide variety of standard and specialized machine tools, many varying types of equipment and many different manufacturing processes in producing its products. The Registrant considers, that in general, its plants are equipped with modern and well-maintained equipment. The Registrant's operations make virtually full use of all existing facilities except as noted above.

ITEM 3.  LEGAL PROCEEDINGS

    (a) On July 29, 1982, Registrant and certain of its subsidiaries, filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois ("Bankruptcy Court"), Eastern Division.

    On March 15, 1989, Registrant and its subsidiaries filed a Disclosure Statement and a Consolidated Plan of Reorganization (the "Reorganization Plan") with the Bankruptcy Court. An order confirming the Plan was entered by the Bankruptcy Court effective June 2, 1989 ("Confirmation Order"). The Bankruptcy Court also entered orders establishing the UNR Asbestos-Disease Claims Trust ("Trust Order") and permanently enjoining any actions against the Registrant by asbestos-disease claimants ("Injunction"). On June 9, 1989, certain former employees of the Registrant's Bloomington, Illinois plant ("Bloomington Workers") filed an appeal from the Confirmation Order, the Injunction and the Trust Order.

    On December 6, 1990, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court"), issued an order dismissing the appeal from the Confirmation Order as moot, affirming the Injunction, and remanding to the Bankruptcy Court for a determination of whether the Appellants' claims fell into Class 2 (Workmen's Compensation Claims) or Class 5 (Asbestos-Disease Claims) under the Plan. On April 13, 1993, the District Court dismissed the appeal of the Trust Order.

    The Bloomington Workers filed appeals with the United States Court of Appeals for the Seventh Circuit from the dismissal of their appeals from the Confirmation Order, the Injunction and the Trust Order. Oral argument occurred in the Court of Appeals on December 8, 1993. Registrant and its counsel believe that the Bloomington Workers' appeals are not well founded and that the decisions of the District Court should be affirmed.

    On July 28, 1992, the Bankruptcy Court entered an order holding that the claims of certain Bloomington Workers to recover compensation under the Illinois Workers' Occupational Diseases Act should be classified as both Workers' Compensation Claims and as Asbestos-Disease Claims under the Plan ("Classification Order"). Registrant and its counsel believe that the Bankruptcy Court ruling was erroneous and filed an appeal to the District Court. On January 18, 1994, the District Court entered an order denying UNR's appeal on the ground that the Court lacked jurisdiction of the appeal of the Classification Order because of the appeals pending in the Court of Appeals. UNR believes this order is in error and has filed a motion for reconsideration. Following the Bankruptcy Court's July 28, 1992 ruling, certain former employees of the Registrant's Paterson, New Jersey plant filed Petitions with the New Jersey Department of Labor, Division of Workers' Compensation, seeking to pursue claims under New Jersey Workers' Compensation laws. This matter is now pending in the Bankruptcy Court. It is the opinion of UNR and its counsel that UNR has meritorious defenses to all of these claims, and even if these claims are allowed to be pursued, they would not have a material adverse effect on the Registrant's operations or its financial condition.

    (b) Under the terms of the Warrant Agreement dated June 2, 1989, upon exercise of a warrant and the payment of the exercise price of $5.15 (subject to adjustment upon the occurrence of certain events), a warrantholder is entitled to receive, in addition to the one share of common stock (subject to adjustment upon the occurrence of certain events), the amount of all "extraordinary" dividends (as such term is defined in the Warrant Agreement) which would have been paid on the common stock since the issuance of the warrants. On January 15, 1991, the Registrant paid a dividend of $.20 per share of common stock to stockholders of record on December 20, 1990. On January 15, 1992, the Registrant paid a regular cash dividend of $.20 per share and an extraordinary cash dividend of $1.00 per share of common stock to stockholders of record on December 31, 1991. In December 1991, the Registrant was advised by one of its warrantholders that it is the warrantholder's position that the $.20 per share dividend paid in 1991 and the $.20 regular dividend per share paid in 1992, constituted extraordinary dividends for purposes of the Warrant Agreement. The Registrant believes this warrantholder's position is without merit.

    (c) In addition to the above, the Registrant is involved in certain other pending litigation and disputes. The Registrant believes that it has adequate insurance coverage or meritorious defenses, or both, in substantially all such litigation. It is the opinion of the Registrant, after consultation with its counsel, that the outcome of all other litigation will not have a material adverse effect on the Registrant's operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock and Warrants are publicly traded in the over-the-counter market on the NASDAQ National Market System and are listed on the Chicago Stock Exchange. The Registrant's Common Stock and Warrants bear the symbols UNRI and UNRIW, respectively.

    The high and low bids are as reported in the Wall Street Journal Quotations from the NASDAQ National Market System.

                                                                                             DIVIDENDS
COMMON STOCK                                                          HIGH        LOW        PER SHARE
- ------------------------------------------------------------------  ---------  ---------  ---------------
1992
  First Quarter...................................................  $5 1/2     $3 5/8        $    1.20
  Second Quarter..................................................  6          5                    --
  Third Quarter...................................................  6 7/8      5 5/8                --
  Fourth Quarter..................................................  8 1/4      5 7/8                --
1993
  First Quarter...................................................  $8 1/2     $6 1/8        $    2.20
  Second Quarter..................................................  7 1/4      6 3/8                --
  Third Quarter...................................................  7 1/8      6 1/4                --
  Fourth Quarter..................................................  7 3/4      5 7/8         $    1.20
1994
  First Quarter (through March 21)................................  $7 1/8     $5 5/8               --

    As of March 21, 1994, the Registrant had 3,309 record holders of its Common Stock.

    On January 15, 1992, the Registrant paid a $.20 regular and $1.00 extraordinary cash dividend to Stockholders of record on December 31, 1991.

    On February 1, 1993, the Registrant paid a $.20 regular and $2.00 extraordinary cash dividend to Stockholders of record on January 15, 1993.

    On December 1, 1993, the Registrant paid a $1.20 extraordinary cash dividend to Stockholders of record on November 16, 1993.

    On March 3, 1994, the Registrant declared a $.20 regular cash dividend to be paid on April 1, 1994 to Stockholders of record on March 18, 1994.

WARRANTS                                                              HIGH        LOW
- ------------------------------------------------------------------  ---------  ---------
1992
  First Quarter...................................................  $2 1/8     $ 5/8
  Second Quarter..................................................  2 1/4      1 3/4
  Third Quarter...................................................  3          1 7/8
  Fourth Quarter..................................................  3 7/8      2 1/4
1993
  First Quarter...................................................  $4 5/8     $3 1/4
  Second Quarter..................................................  5 1/8      4 1/4
  Third Quarter...................................................  5          4 3/8
  Fourth Quarter..................................................  6 1/2      4 1/2
1994
  First Quarter (through March 21)................................  $6         $4 5/8

    As of March 21, 1994, the Registrant had 1,508 record holders of its warrants.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information for the five years ended December 31, 1993, appearing on page 1 of UNR Industries, Inc. 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Results appearing on pages 29 through 31 of UNR Industries, Inc. 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from the Statements of Income, Statements of Cash Flows, Balance Sheets, Statements of Changes in Stockholders' Equity and Notes to Financial Statements included in the UNR Industries, Inc. 1993 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Information required by this item with respect to the directors of Registrant is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1993.

    (b) Executive Officers of the Registrant

    The description of tenure included below refers to continuous tenure with the Registrant.

Thomas A. Gildehaus........         53  Chief Executive Officer and President  (since July 1992); Director since  July
                                        1992;  Director, Executive Vice President of  Deere & Company, manufacturer of farm and construction equipment (1980-1992).
Henry Grey.................         40  Vice President--Finance  and Treasurer  (since 1986);  Senior Manager,  Arthur
                                        Andersen & Co. (1974 to 1986).
Victor E. Grimm............         57  Vice  President, Corporate Secretary and General Counsel (since October 1992);
                                        Partner, Bell, Boyd & Lloyd, Attorneys (1967-Present).

All of the executive officers are elected by the Board of Directors at the annual meeting for one-year terms and serve until such time as their respective successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item with respect to executive compensation is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1993.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1993.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements:

            The information required by this item is incorporated by reference in Item 8 of this report.

        2. The following financial schedules for the years 1993, 1992 and 1991 are submitted herewith:

           Changes in Plant and Equipment and Related Reserves for Depreciation

           Allowance for Doubtful Accounts

           Supplementary Profit and Loss Information

        3. Exhibits:

    The  following list sets forth the exhibits to this Form 10-K as required by
Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the balances are hereby incorporated by reference to documents previously filed with the Securities and Exchange Commission. Exhibits hereto incorporated by reference to such other filed documents are indicated by an asterisk.

EXHIBIT NO.

(3) *Amended and Restated Certificate of Incorporation dated March 13, 1980, filed as an exhibit to the 1990 Form 10-K.

    *Certificate of Amendment dated June 2, 1989 to amended and restated Certificate of Incorporation filed as an exhibit to the 1990 Form 10-K.

    *Certificate of Amendment dated July 12, 1990 to amended and restated Certificate of Incorporation filed as an exhibit to the 1990 Form 10-K.

    *Amended and Restated By-laws dated July 12, 1990, filed as an exhibit to the 1990 Form 10-K.

    *Amended and Restated By-laws dated July 30, 1992, filed as an exhibit to the 1992 Form 10-K.

    Eighth Amended and Restated By-laws effective as of May 6, 1993.

    Ninth Amended and Restated By-laws effective as of May 5, 1994.

(4) *Warrant Agreement (including form of warrant) issued pursuant to the provisions of Article III of the Registrant's Consolidated Plan of Reorganization confirmed on June 2, 1989, filed as an exhibit to the 1989 Form 10-K.

(9) None

(10) Material Contracts

    *UNR Industries, Inc. Key Executives' Stock Option Plan, as amended May 30, 1990, filed as an exhibit to the 1990 Form 10K.

    *UNR Industries, Inc. 1992 Restricted Stock Plan, filed as an exhibit to the 1992 Form 10-K.

    *Employment  Agreement entered into between  UNR Industries, Inc. and Thomas
    A. Gildehaus, President and Chief Executive Officer, filed as an exhibit to the 1992 Form 10-K.

    *Form of Change of Control Agreements entered into between UNR Industries, Inc., and Henry Grey, Vice President-- Finance & Treasurer and Victor E. Grimm, Vice President, Corporate Secretary and General Counsel, filed as an exhibit to the 1992 Form 10-K.

    UNR Industries, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1993.

    Agreement with J.P. Morgan Securities Inc. dated August 3, 1993.

    The SEC File Number for Unarco Industries, Inc., Registrant's predecessor was 1-3296; for Registrant the SEC File Number is 1-8009.

(11) The computation can be determined from report.

(12) Not Applicable

(13) Registrant's 1993 Annual Report to Shareholders.

(16) Not Applicable

(18) None

(19) None

(21) List of Subsidiaries of Registrant.

(22) Not Applicable

(23) Consent of Independent Public Accountants.

(24) None

(28) None

(29) None

    (b) No Form 8-K was filed for the quarter ended December 31, 1993.

    (c) Exhibits--See 3, 10, 13, 21 and 23 above.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULES

To the Stockholders and Board of Directors of UNR Industries, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in UNR Industries, Inc.'s 1993 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 3, 1994. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules included in Part IV, Item 14(d) (Changes in Plant and Equipment and Related Reserves for Depreciation, Allowance for
Doubtful Accounts and Supplementary Profit and Loss Information) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN & CO.

Chicago, Illinois,
March 3, 1994.

        (d) Financial statement schedules required by Regulation S-X which are excluded from the Consolidated Financial Statements included under Item 8 of this report.

(1) CHANGES IN PLANT AND EQUIPMENT AND RELATED RESERVES FOR DEPRECIATION (IN THOUSANDS)

PLANT AND EQUIPMENT
YEAR 1991

                                                                    BALANCE     ADDITIONS   RETIREMENTS    BALANCE
                                                                    12/31/90     AT COST      OR SALES     12/31/91
                                                                   ----------  -----------  ------------  ----------
 Land............................................................  $    3,260   $   4,014    $   --       $    7,274
  Buildings......................................................      29,321      10,760           186       40,267
  Machinery & equipment..........................................      88,128      20,271        (1,821 )    106,578
  Leasehold improvements.........................................       9,988         836           (94 )     10,730
                                                                   ----------  -----------  ------------  ----------
                                                                   $  130,697  $   35,881   $    (1,729 ) $  164,849
                                                                   ----------  -----------  ------------  ----------
                                                                   ----------  -----------  ------------  ----------

YEAR 1992

                                                                    BALANCE     ADDITIONS   RETIREMENTS    BALANCE
                                                                    12/31/91     AT COST      OR SALES     12/31/92
                                                                   ----------  -----------  ------------  ----------
 Land............................................................  $    7,274   $  --       $   --        $    7,274
  Buildings......................................................      40,267         337           216       40,820
  Machinery & equipment..........................................     106,578       4,810        (3,110 )    108,278
  Leasehold improvements.........................................      10,730         439           (72 )     11,097
                                                                   ----------  -----------  ------------  ----------
                                                                   $  164,849  $    5,586   $    (2,966 ) $  167,469
                                                                   ----------  -----------  ------------  ----------
                                                                   ----------  -----------  ------------  ----------

YEAR 1993

                                                                    BALANCE     ADDITIONS   RETIREMENTS    BALANCE
                                                                    12/31/92     AT COST      OR SALES     12/31/93
                                                                   ----------  -----------  ------------  ----------
 Land............................................................  $    7,274   $  --       $       (83 ) $    7,191
  Buildings......................................................      40,820         417          (613 )     40,624
  Machinery & equipment..........................................     108,278       4,961          (723 )    112,516
  Leasehold improvements.........................................      11,097         617       --            11,714
                                                                   ----------  -----------  ------------  ----------
                                                                   $  167,469  $    5,995   $    (1,419 ) $  172,045
                                                                   ----------  -----------  ------------  ----------
                                                                   ----------  -----------  ------------  ----------

RESERVES FOR DEPRECIATION
YEAR 1991

                                                                                PROVISION
                                                                    BALANCE    CHARGED TO   RETIREMENTS    BALANCE
                                                                    12/31/90     INCOME       OR SALES     12/31/91
                                                                   ----------  -----------  ------------  ----------
 Buildings.......................................................  $   11,878   $   1,540    $      (23)  $   13,395
  Machinery & equipment..........................................      63,829       6,480        (1,697)      68,612
  Leasehold improvements.........................................       7,642         503          (129)       8,016
                                                                   ----------  -----------  ------------  ----------
                                                                   $   83,349   $   8,523    $   (1,849)  $   90,023
                                                                   ----------  -----------  ------------  ----------
                                                                   ----------  -----------  ------------  ----------

YEAR 1992

                                                                                PROVISION
                                                                    BALANCE    CHARGED TO   RETIREMENTS    BALANCE
                                                                    12/31/91     INCOME       OR SALES     12/31/92
                                                                   ----------  -----------  ------------  ----------
 Buildings.......................................................  $   13,395   $   1,637    $   --       $   15,032
  Machinery & equipment..........................................      68,612       6,727        (2,672 )     72,667
  Leasehold improvements.........................................       8,016         466       --             8,482
                                                                   ----------  -----------  ------------  ----------
                                                                   $   90,023  $    8,830   $    (2,672 ) $   96,181
                                                                   ----------  -----------  ------------  ----------
                                                                   ----------  -----------  ------------  ----------

YEAR 1993

                                                                                PROVISION
                                                                    BALANCE    CHARGED TO   RETIREMENTS    BALANCE
                                                                    12/31/92     INCOME       OR SALES     12/31/93
                                                                   ----------  -----------  ------------  ----------
 Buildings.......................................................  $   15,032   $   1,659    $     (542)  $   16,149
  Machinery & equipment..........................................      72,667       6,944          (815)      78,796
  Leasehold improvements.........................................       8,482         469        --            8,951
                                                                   ----------  -----------  ------------  ----------
                                                                   $   96,181   $   9,072    $   (1,357)  $  103,896
                                                                   ----------  -----------  ------------  ----------
                                                                   ----------  -----------  ------------  ----------

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS)

    Changes in the allowance for doubtful accounts for the three years ended December 31, are as follows:

                                                                                               1991       1992       1993
                                                                                             ---------  ---------  ---------
 Balance--beginning of year................................................................  $   3,216  $   3,025  $   2,995
  Add (deduct)
  --Provision charged to income............................................................        271        835        657
  --Bad debts written-off..................................................................       (462)      (865)      (842)
                                                                                             ---------  ---------  ---------
  Balance--end of year.....................................................................  $   3,025  $   2,995  $   2,810
                                                                                             ---------  ---------  ---------
                                                                                             ---------  ---------  ---------

(3) SUPPLEMENTARY PROFIT AND LOSS INFORMATION (IN THOUSANDS)

                                                                                               CHARGED TO COST AND EXPENSE
                                                                                             -------------------------------
                                                                                               1991       1992       1993
                                                                                             ---------  ---------  ---------
 Maintenance and repairs...................................................................  $   5,061  $   6,130  $   6,908
  Taxes, other than payroll and income taxes...............................................      1,479      1,708      1,218

    Costs relating to amortization of intangibles, advertising, royalties and research and development were not listed in the above table because each, separately, was less than 1% of the net sales.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNR INDUSTRIES, INC.

                                         /s/  THOMAS A. GILDEHAUS
                                         ---------------------------------------
                                         Thomas A. Gildehaus
                                         CHIEF EXECUTIVE OFFICER, PRESIDENT &
                                         DIRECTOR

March 21, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 21, 1994                                            /s/  THOMAS A. GILDEHAUS
                                                          --------------------------------------------------------
                                                          Thomas A. Gildehaus
                                                          CHIEF EXECUTIVE OFFICER, PRESIDENT & DIRECTOR
March 21, 1994                                            /s/  HENRY GREY
                                                          --------------------------------------------------------
                                                          Henry Grey
                                                          VICE PRESIDENT--FINANCE & TREASURER
                                                          PRINCIPAL FINANCIAL OFFICER
March 21, 1994                                            /s/  VICTOR E. GRIMM
                                                          --------------------------------------------------------
                                                          Victor E. Grimm
                                                          VICE PRESIDENT, CORPORATE SECRETARY & GENERAL COUNSEL
March 21, 1994                                            /s/  JOHN A. SALADINO
                                                          --------------------------------------------------------
                                                          John A. Saladino
                                                          CONTROLLER AND ASSISTANT SECRETARY
March 21, 1994                                            /s/  CHARLES M. BRENNAN III
                                                          --------------------------------------------------------
                                                          Charles M. Brennan III
                                                          DIRECTOR
March 21, 1994                                            /s/  DARIUS W. GASKINS, JR.
                                                          --------------------------------------------------------
                                                          Darius W. Gaskins, Jr.
                                                          DIRECTOR
March 21, 1994                                            /s/  WILLIAM S. LEAVITT
                                                          --------------------------------------------------------
                                                          William S. Leavitt
                                                          DIRECTOR

March 21, 1994
                                                          --------------------------------------------------------
                                                          Gene Locks
                                                          DIRECTOR, CHAIRMAN OF THE BOARD
March 21, 1994
                                                          --------------------------------------------------------
                                                          Ruth R. McMullin
                                                          DIRECTOR
March 21, 1994                                            /s/  THOMAS F. MEAGHER
                                                          --------------------------------------------------------
                                                          Thomas F. Meagher
                                                          DIRECTOR
March 21, 1994                                            /s/  ROBERT B. STEINBERG
                                                          --------------------------------------------------------
                                                          Robert B. Steinberg
                                                          DIRECTOR
March 21, 1994                                            /s/  WILLIAM J. WILLIAMS
                                                          --------------------------------------------------------
                                                          William J. Williams
                                                          DIRECTOR