Form 10-Q
period 1994-03-31
UNR INDUSTRIES INC
filed 1994-05-11
CIK 315641

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

/  /                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                FROM __________________     TO _________________

                          COMMISSION FILE NUMBER 1-8009

                              UNR INDUSTRIES, INC.
                                   (DELAWARE)

                            332 South Michigan Avenue
                          Chicago, Illinois 60604-4385

                I.R.S. Employer Identification Number 36-3060977

                         TELEPHONE NUMBER (312) 341-1234


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X   No
                                      -----    -----

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES   X   No
                                    -----    -----
                                             Outstanding as of
                                                MAY 9, 1994

Common Stock $.01 par value................      48,788,619
Warrants to purchase Common Stock...              1,802,323

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                THREE MONTHS ENDED MARCH 31
                                                        1994           1993
                                                   ---------       --------

Net Sales                                           $ 96,308       $ 83,539
Cost of products sold                                 76,686         68,172
                                                   ---------       --------
     Gross Profit                                     19,622         15,367
Selling, general & administrative expenses            12,051         11,057
                                                   ---------       --------
     Operating Income                                  7,571          4,310
Interest (expense), net                                 (436)          (226)
                                                   ---------       --------
Income before taxes                                    7,135          4,084
Income tax provision                                   2,800          1,500
                                                   ---------       --------
NET INCOME                                         $   4,335       $  2,584
                                                   ---------       --------
                                                   ---------       --------
NET INCOME PER SHARE                               $     .09       $    .06
                                                   ---------       --------
                                                   ---------       --------
Weighted average number of
 shares outstanding                                   48,403         46,406


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                  MARCH 31    DECEMBER 31
                                                                                      1994           1993
                                                                               -----------    -----------

                                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                    $    49,471    $     1,226
  Accounts, notes and other receivables, less allowance for doubtful
     accounts of $3,100 in 1994 and $2,800 in 1993                                  48,135         49,000
  Income tax refunds receivable                                                      4,935         53,000
  Inventories:
     Work-in-process and finished goods                                             42,234         38,524
     Raw materials and supplies                                                     25,085         23,253
  Deferred income taxes                                                             12,100         12,100
  Prepaid expenses                                                                   2,862          2,891
                                                                               -----------    -----------

     TOTAL CURRENT ASSETS                                                          184,822        179,994
                                                                               -----------    -----------

PLANT AND EQUIPMENT, at cost                                                       174,145        172,045
  Less: Accumulated depreciation                                                  (106,328)      (103,896)
                                                                               -----------    -----------

     TOTAL PLANT AND EQUIPMENT                                                      67,817         68,149
                                                                               -----------    -----------

OTHER ASSETS
  Deferred income taxes                                                             13,300         16,100
  Other - primarily goodwill                                                         6,806          7,157
                                                                               -----------    -----------

  TOTAL ASSETS                                                                 $   272,745    $   271,400
                                                                               -----------    -----------
                                                                               -----------    -----------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                        $        --    $     5,100
  Accounts payable                                                                  16,469         11,268
  Accrued expenses                                                                  22,970         25,266
  Dividends payable                                                                  9,727             --
  Current portion of long-term liabilities                                           4,336          4,261
  Accrued income taxes                                                                 188            442
                                                                               -----------    -----------

     TOTAL CURRENT LIABILITIES                                                      53,690         46,337
                                                                               -----------    -----------


LONG-TERM LIABILITIES                                                               20,807         21,940
                                                                               -----------    -----------

WARRANTS                                                                             7,975          9,739
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock                                                                         493            488
  Capital surplus                                                                  118,944        117,011
  Retained earnings                                                                 74,333         79,230
  Treasury stock                                                                    (2,751)        (2,751)
  Unearned portion of restricted stock                                                (746)          (594)
                                                                               -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                                    190,273        193,384
                                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   272,745    $   271,400
                                                                               -----------    -----------
                                                                               -----------    -----------


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)
                                   (unaudited)



                                                                       1994           1993
                                                                 ----------     ----------

CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                       $    4,335     $    2,584
Adjustments for noncash items included in net income-
  Depreciation and amortization                                       2,729          2,251
  Deferred income taxes                                               2,800          1,500
  Provision for deferred employee compensation                           63             39
  Operating requirements-
    Accounts receivable (increase) decrease                             865         (6,079)
    Income tax refund receivable decrease                            48,065             --
    Inventories (increase)                                           (5,541)        (1,456)
    Prepaid expenses decrease                                            29            151
    Accounts payable & accrued expenses increase                      3,860          3,294
                                                                 ----------     ----------

    Net cash provided by operating activities                    $   57,205     $    2,284
                                                                 ----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES

  Purchase of plant and equipment                                $   (2,120)    $   (1,360)
  Decrease in other assets                                               73             20
  Discontinued operations                                            (1,189)        (2,368)
                                                                 ----------     ----------

    Net cash (used for) investing activities                     $   (3,236)    $   (3,708)
                                                                 ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES

  Decrease in debt and lease obligations                         $   (1,058)    $     (711)
  Payment of short-term borrowings                                   (5,100)            --
  Dividends paid                                                         --       (102,517)
  Issuance of common stock                                              434          4,564
                                                                 ----------     ----------

    Net cash (used for) financing activities                     $   (5,724)    $  (98,664)
                                                                 ----------     ----------

  Net increase (decrease) in cash and cash equivalents           $   48,245     $ (100,088)

  Cash & cash equivalents, beginning of period                        1,226        112,220
                                                                 ----------     ----------

  Cash & cash equivalents, end of period                         $   49,471     $   12,132
                                                                 ----------     ----------
                                                                 ----------     ----------

  Cash paid during the period for interest                       $      603     $      648
                                                                 ----------     ----------
                                                                 ----------     ----------

  Cash paid during the period for income taxes                   $      193     $    1,543
                                                                 ----------     ----------
                                                                 ----------     ----------



                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(1)       Principles of Consolidation:

          The financial statements include the consolidated accounts of UNR Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

(2)       Income Taxes:

          On December 21, 1992, the Internal Revenue Service issued final regulations under Section 468B "Special Rules for Designated Settlement Funds". The Section 468B regulations deal with the tax treatment of the Company's 1989 transfer of 29.4 million shares of UNR stock to the UNR Asbestos-Disease Claims Trust. Based on these regulations, the Company and Trust have elected to treat the Trust as a Qualified Settlement Fund on January 1, 1993, which entitled the Company to a tax deduction equivalent to the value of the stock held by the Trust on that date. This deduction substantially reduced the Company's 1993 income tax liability and generated tax loss carry-backs and carry-forwards. The Company received a Federal income tax refund of approximately $48.1 million in the first quarter of 1994 and expects to receive approximately $4.9 million of state income tax refunds as a result of the carry-backs.

          At December 31, 1993, the Company has available approximately $102.0 million of net operating loss carry-forwards to offset future taxable income through 2008. The Company also has general business tax credits of $3.0 million which are available to reduce future Federal income taxes through 2002. A portion of these credits begin to expire starting in 1997. Alternative minimum tax (AMT) credits of approximately $5.5 million are available to reduce future taxable income over an indefinite period.


(3)       Net Income Per Share:

          Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding warrants and options were exercised, is not significant to the net income per share computation.

(4)       Treasury Stock:

          In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of March 31, 1994, 1,133,565 shares have been purchased.

(5)       Dividends Declared:

          On April 1, 1994, the Company paid a regular cash dividend of $.20 per share to stockholders of record as of the close of business on March 18, 1994. On December 1, 1993, the Company paid an extraordinary cash dividend of $1.20 per share to stockholders of record as of the close of business on November 16, 1993. On February 1, 1993, the Company paid a regular cash dividend of $.20 and an extraordinary cash dividend of $2.00 per share to stockholders of record as of the close of business on January 15, 1993.

(6)       Inventories:

          The interim determination of inventories under the LIFO method is based on management's estimates of the expected year-end inventory levels and costs and as such, interim financial results are subject to final year-end inventory amounts. Inventories as presented on the Balance Sheets are net of a reserve for LIFO valuation of $10.9 million at March 31, 1994 and $10.5 million at December 31, 1993.

(7)       Postretirement and Postemployment Benefits:

          In December, 1990, the Financial Accounting Standards Board issued a new standard on accounting for postretirement benefits other than pensions, primarily related to health care and dental benefit coverage. The new standard requires that the expected cost of these benefits must be charged to expense during the years that the employees render service. The Company has no material liability for postretirement benefits other than pensions.

          In November, 1992, the Financial Accounting Standards Board issued a new standard on accounting for postemployment benefits. The new standard requires that the expected cost of benefits provided to former or inactive employees after employment but before retirement be recognized on the accrual basis of accounting. The Company has no material liability for postemployment benefits.

(8)       Basis of Reporting for Interim Financial Statements:

          The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1993.

          The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three month periods ended March 31, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's 1993 Annual Report and Form 10-K contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1993. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1993 and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended March 31, 1994 with the corresponding period of 1993.

RESULTS OF OPERATIONS

          First quarter of 1994 versus first quarter of 1993:

          Net sales increased 15.3% to $96.3 million from $83.5 million in the prior year. Operating income was $7.6 million for the first quarter of 1994 versus $4.3 million for the same period last year or an increase of 75.7%. Net income was $4.3 million or $.09 per share versus $2.6 million or $.06 per share last year, or an increase of 67.8%.

          The following table shows net sales and operating income by industry segment (In Thousands):


                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31

                                                        1994           1993
                                                 -----------     ----------

               NET SALES:
                 Industrial                      $    55,366    $    51,498
                 Commercial                           40,942         32,041
                                                 -----------     ----------

                   Total                         $    96,308    $    83,539
                                                 -----------     ----------
                                                 -----------     ----------

               OPERATING INCOME:
                 Industrial                      $     3,931    $     3,038
                 Commercial                            5,002          2,720
                 Corporate Expense                    (1,362)        (1,448)
                                                 -----------     ----------

                   Total                         $     7,571    $     4,310
                                                 -----------     ----------
                                                 -----------     ----------


          The Industrial segment (principal products of this segment are steel tubing and steel storage racks and systems) reported net sales of $55.4 million for the first quarter of 1994 versus $51.5 million reported in the same period last year, or an increase of 7.5%. The increase in sales is due entirely to the steel tube division.

          Operating income of the Industrial segment increased 29.4% to $3.9 million for the first quarter of 1994 versus $3.0 million for the same period last year. This increase is due to strong results from our steel tube division. We continue to experience unsatisfactory results at our steel storage rack division and have taken steps to improve its profitability.

          The Commercial segment (principal products of this segment are shopping carts, steel towers and shelters for the communication industry and stainless steel sinks) reported net sales of $40.9 million for the first quarter of 1994 versus $32.0 million reported in the same period last year or an increase of 27.8%. The increase in sales is due primarily to strong performances of the tower and shopping cart units. Additionally, all businesses in this segment reported slightly higher sales.

          Operating income for the Commercial segment was $5.0 million for the first quarter of 1994 versus $2.7 million for the same period last year or an increase of 83.9%. As with sales, this increase is due to strong results of the tower and shopping cart divisions. We have benefitted from the continued economic recovery, an order backlog carryover from the prior year and increased efficiencies in our plants.

          Selling, general and administrative expenses were $12.1 million or 12.5% of sales for 1994 versus $11.1 million or 13.2% of sales in 1993. This percentage reduction reflects cost cutting measures taken throughout the Company and the resulting ability to produce greater sales with less costs.

          Net interest expense in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest expense is higher in the first quarter of 1994 versus the first quarter of 1993 due to substantially lower levels of available cash because of the large dividends paid in 1993.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a comparison of the working capital at March 31, 1994 and December 31, 1993:


                                           March 31, 1994     December 31, 1993
                                           --------------     -----------------

Working Capital (in millions)                    $131.1              $133.7

Working Capital Ratio                          3.4 to 1           3.9 to 1


          The Company's financial condition continues to be strong at the end of the first quarter of 1994, with working capital of $131.1 million at March 31, 1994 as compared to $133.7 million at December 31, 1993. The Company's working capital ratio, a measure of short-term liquidity, decreased slightly from 3.9 to 1 to 3.4 to 1. Both measures are considered strong indicators of liquidity.
The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows and borrowings under a $20.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On July 29, 1982, the Company and certain of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court").

          On March 15, 1989, the Company and its subsidiaries filed a Disclosure Statement and a Consolidated Plan of Reorganization ("Reorganization Plan") with the Bankruptcy Court. An order confirming the Reorganization Plan was entered by the Bankruptcy court effective June 2, 1989 ("Confirmation Order"). The Bankruptcy Court also entered orders establishing the UNR Asbestos-Disease Claims Trust ("Trust Order") and permanently enjoining any actions against the Company by asbestos-disease claimants ("Injunction"). On June 9, 1989, certain past employees of the Company's former Bloomington, Illinois plant ("Bloomington Workers") filed an appeal from the Confirmation Order, the Injunction and the Trust Order.

          On December 6, 1990, the United States District Court for the Northern District of Illinois, Eastern Division ("District Court"), entered an order dismissing the appeal from the Confirmation Order as moot and affirming the Injunction. On April 13, 1993, the District Court dismissed the appeal from the Trust Order.

          Bloomington Workers sought review by the United States Court of Appeals for the Seventh Circuit ("Court of Appeals") of the dismissal of their appeals from the Confirmation Order, the Injunction and the Trust Order by the District Court. On April 5, 1994, the Court of Appeals affirmed the decision of the District Court. On April 19, 1994, Bloomington Workers filed a Petition for Rehearing before the Court of Appeals.

          Classification of the Bloomington Workers' claims and the claims of certain former Patterson, New Jersey plant workers under the Reorganization Plan remain pending in the District Court and in the Bankruptcy court, respectively.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the May 5, 1994 Annual Meeting of UNR Industries, Inc., the following matters were voted upon and approved:

          (1) The following nominees were elected as Directors to serve until the 1995 Annual Meeting or until their successors are elected and qualify:

                                                  Votes For      Votes Withheld
                                                  ---------      --------------

               Charles M. Brennan III             45,058,423        105,314
               Darius W. Gaskins, Jr.             45,057,073        106,666
               Thomas A. Gildehaus                45,052,983        110,754
               Gene Locks                         45,048,340        115,397
               Ruth R. McMullin                   45,058,289        105,449
               Thomas F. Meagher                  45,106,423         57,314
               Robert B. Steinberg                45,097,647         66,092
               William J. Williams                45,105,523         58,214


          (2) Ratification of the appointment of the firm of Arthur Andersen & Co. as the Company's independent public accountant for 1994.


                    Votes for                -    45,090,737
                    Against                  -        19,198
                    Abstain                  -        33,802
                    Broker Non Votes         -             0


ITEM 6.   EXHIBITS AND REPORTS ON FORM  8-K

          (A)  EXHIBITS

                2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.
                4. Warrant Agreement (including form of warrant) issued pursuant to the provisions of Article III of the Company's Consolidated Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 Form 10-K.
               10.  None
               11.  The computation can be determined from the report.
               15.  None
               18.  None
               19.  None
               22.  None
               23.  None
               24.  None
               27.  None

          (B)  Reports on Form 8-K

                    None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNR INDUSTRIES, INC.


Dated:  May 9, 1994           /s/ Henry Grey
- - -------------------           -----------------------------------
                              Henry Grey
                              Senior Vice President-Finance,
                              Treasurer & Chief Financial Officer


Dated:  May 9, 1994           /s/ John A. Saladino
- - -------------------           -----------------------------------
                              John A. Saladino
                              Controller & Assistant Secretary