Form 10-Q
period 1994-06-30
UNR INDUSTRIES INC
filed 1994-08-15
CIK 315641

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                       OR

( )                   TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                   FROM                   TO
                        -----------------    -----------------

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

                                 YES X   No
                                    ---    ---
          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES X   No
                                    ---    ---

                                                  Outstanding as of
                                                   August 10, 1994
                                                  -----------------

Common Stock $.01 par value................           48,971,779
Warrants to purchase Common Stock..........            1,649,163

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                 THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                        1994           1993                1994           1993
                                                    --------       --------           ---------      ---------

Net Sales                                           $ 91,054       $ 76,703           $ 175,870      $ 147,844

Cost of products sold                                 72,054         58,163             138,600        115,587
                                                    --------       --------           ---------      ---------

   Gross Profit                                       19,000         18,540              37,270         32,257

Selling, general & admin.
 expenses                                             10,205         10,636              20,594         19,614
                                                    --------       --------           ---------      ---------

   Operating Income                                    8,795          7,904              16,676         12,643

Interest (expense), net                                 (291)          (501)               (726)          (727)
                                                    --------       --------           ---------      ---------

Income from continuing operations
 before income taxes                                   8,504          7,403              15,950         11,916

Income tax provision                                   3,500          3,000               6,500          4,700
                                                    --------       --------           ---------      ---------

Income from continuing operations                      5,004          4,403               9,450          7,216

Discontinued operation:
 Income (loss) from operation,
  net of tax                                             405           (616)                295           (845)
 Loss on disposition,
  net of $1,500 tax benefit                           (2,500)            --              (2,500)            --
                                                    --------       --------           ---------      ---------

NET INCOME                                          $  2,909       $  3,787           $   7,245      $   6,371
                                                    --------       --------           ---------      ---------
                                                    --------       --------           ---------      ---------

NET INCOME PER SHARE (NOTE 3):

Continuing operations                                   $.10           $.09                $.19           $.16
Discontinued operation:
 Income (loss) from operation                            .01           (.01)                .01           (.02)
 Loss on disposition                                    (.05)            --                (.05)            --
                                                    --------       --------           ---------      ---------

NET INCOME PER SHARE                                    $.06           $.08                $.15           $.14
                                                    --------       --------           ---------      ---------
                                                    --------       --------           ---------      ---------

Weighted average number of shares
 outstanding                                          48,763         47,327              48,569         46,885


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)


                                                                                                       JUNE 30    DECEMBER 31
                                                                                                          1994           1993
                                                                                                     ---------    -----------

                                                               ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                          $  42,502      $   1,226
  Accounts, notes and other receivables, less allowance for doubtful
     accounts of $3,101 in 1994 and $2,637 in 1993                                                      45,751         41,036
  Income tax refunds receivable                                                                             --         53,000
  Inventories:
    Work-in-process and finished goods                                                                  40,905         37,177
    Raw materials and supplies                                                                          28,808         20,232
  Deferred income taxes                                                                                 12,100         12,100
  Prepaid expenses                                                                                       2,373          2,750
                                                                                                     ---------      ---------

    TOTAL CURRENT ASSETS                                                                               172,439        167,521
                                                                                                     ---------      ---------

PLANT AND EQUIPMENT, at cost                                                                           157,525        154,569
  Less:  Accumulated depreciation                                                                      (94,996)       (91,091)
                                                                                                     ---------      ---------

    TOTAL PLANT AND EQUIPMENT                                                                           62,529         63,478
                                                                                                     ---------      ---------

OTHER ASSETS
  Deferred income taxes                                                                                 10,330         16,100
  Net assets of discontinued operations                                                                 16,115         15,975
  Other, primarily goodwill                                                                              6,570          7,157
                                                                                                     ---------      ---------

TOTAL ASSETS                                                                                         $ 267,983      $ 270,231
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                                                                              $      --      $   5,100
  Accounts payable                                                                                      14,096         10,644
  Accrued expenses                                                                                      26,765         24,721
  Current portion of long-term liabilities                                                               4,297          4,261
  Accrued income taxes                                                                                     119            442
                                                                                                     ---------      ---------

    TOTAL CURRENT LIABILITIES                                                                           45,277         45,168
                                                                                                     ---------      ---------

LONG-TERM LIABILITIES                                                                                   21,358         21,940
                                                                                                     ---------      ---------

WARRANTS                                                                                                 7,471          9,739
                                                                                                     ---------      ---------

STOCKHOLDERS' EQUITY
  Common stock                                                                                             494            488
  Capital surplus                                                                                      119,416        117,011
  Retained earnings                                                                                     77,387         79,230
  Treasury stock                                                                                        (2,751)        (2,751)
  Unearned portion of restricted stock                                                                    (669)          (594)
                                                                                                     ---------      ---------

    TOTAL STOCKHOLDERS' EQUITY                                                                         193,877        193,384
                                                                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 267,983      $ 270,231
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (IN THOUSANDS)
                                   (unaudited)



                                                                                                          1994           1993
                                                                                                     ---------      ---------

CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                                                           $   7,245      $   6,371
Adjustments for noncash items included in net income-
  Depreciation and amortization                                                                          4,872          4,227
  Deferred income taxes                                                                                  5,770          4,000
  Provision for deferred employee compensation                                                             140             85
  Operating requirements-
    Accounts receivable (increase)                                                                      (4,715)        (4,737)
    Income tax refund receivable decrease                                                               52,603           ----
    Inventories (increase)                                                                             (12,305)        (6,552)
    Prepaid expenses decrease                                                                              378            283
    Accounts payable & accrued expenses increase                                                         5,600          4,417
                                                                                                     ---------      ---------

    Net cash provided by operating activities                                                        $  59,588      $   8,094
                                                                                                     ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES

  Purchase of Real Time Solutions, Inc.                                                              $      --      $  (3,134)
  Purchase of plant and equipment                                                                       (3,543)        (1,977)
  Proceeds from the sale of plant and equipment                                                            176            175
  Proceeds from the sale of Midwest Steel and CATV assets                                                   --         13,756
  (Increase) decrease in other assets                                                                       31             (4)
  Discontinued operations                                                                                 (140)        (4,746)
  Insurance proceeds                                                                                        --          4,000
                                                                                                     ---------      ---------

    Net cash provided by (used for) investing activities                                             $  (3,476)     $   8,070
                                                                                                     ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES

  (Decrease) in debt and lease obligations                                                           $    (545)     $  (1,720)
  Payment of short-term borrowings                                                                      (5,100)            --
  Dividends paid                                                                                        (9,738)      (102,517)
  Issuance of common stock                                                                                 547          5,452
                                                                                                     ---------      ---------

    Net cash (used for) financing activities                                                         $ (14,836)     $ (98,785)
                                                                                                     ---------      ---------

    Net increase (decrease) in cash and cash equivalents                                             $  41,276      $ (82,621)
  Cash & cash equivalents, beginning of period                                                           1,226        112,220
                                                                                                     ---------      ---------

  Cash & cash equivalents, end of period                                                             $  42,502      $  29,599
                                                                                                     ---------      ---------

  Cash paid during the period for interest                                                           $   1,277      $   1,314
                                                                                                     ---------      ---------

  Cash paid during the period for income taxes                                                       $     888      $   2,424
                                                                                                     ---------      ---------


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(1)       Principles of Consolidation:

          The financial statements include the consolidated accounts of UNR Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

(2)       Income Taxes:

          On December 21, 1992, the Internal Revenue Service issued final regulations under Section 468B "Special Rules for Designated Settlement Funds". The Section 468B regulations deal with the tax treatment of the Company's 1989 transfer of 29.4 million shares of UNR stock to the UNR Asbestos-Disease Claims Trust. Based on these regulations, the Company and Trust have elected to treat the Trust as a Qualified Settlement Fund on January 1, 1993, which entitled the Company to a tax deduction equivalent to the value of the stock held by the Trust on that date. This deduction substantially reduced the Company's 1993 income tax liability and generated tax loss carry-backs and carry-forwards. The Company received a Federal income tax refund of approximately $48.1 million in the first quarter of 1994 and a state income tax refund of approximately $4.6 million in the second quarter of 1994 as a result of these carry-backs.

          At December 31, 1993, the Company had available approximately $102.0 million of net operating loss carry-forwards to offset future taxable income through 2008. The Company also has general business tax credits of $3.0 million which are available to reduce future Federal income taxes through 2002. A portion of these credits begin to expire starting in 1997. Alternative minimum tax (AMT) credits of approximately $5.5 million are available to reduce future taxable income over an indefinite period.

(3)       Net Income Per Share:

          Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding warrants and options were exercised, is not significant to the net income per share computation.

(4)       Treasury Stock:

          In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of June 30, 1994, 1,133,565 shares have been purchased.

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

(6)       Inventories:

          The interim determination of inventories under the LIFO method is based on management's estimates of the expected year-end inventory levels and costs, and as such, interim financial results are subject to final year-end inventory amounts. Inventories as presented on the Balance Sheets are net of a reserve for LIFO valuation of $8.0 million at June 30, 1994 and $7.2 million at December 31, 1993.

(7)       Postretirement Benefits:

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

(8)       Discontinued Operations:

          The Company has decided to divest itself of its industrial storage rack business segment of our Material Handling Division. The net assets of this operation have been reclassified to "Net assets of discontinued operations" in the accompanying balance sheets. Estimated loss on disposition includes an after-tax $2.5 million provision for this matter which includes a write-down of these assets to estimated net realizable values and the estimated costs of disposing this operation.

(9)       Basis of Reporting for Interim Financial Statements:

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

          The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three and six month periods ended June 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company's 1993 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1993. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1993 and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and six month periods ended June 30, 1994 with the corresponding period of 1993.

RESULTS OF OPERATIONS

          Second quarter of 1994 versus second quarter of 1993:

          Net sales increased 18.8% to $91.1 million from $76.7 million in the prior year. Operating income was $8.8 million for the second quarter of 1994 versus $7.9 million for the same period last year or an increase of 11.3%. Net income, after an after-tax provision of $2.5 million or $.05 per share made for an estimated loss on the disposition of the industrial storage rack business, was $2.9 million or $.06 per share versus $3.8 million or $.08 per share last year, or a decrease of 23.2%.

          The following table shows net sales and operating income by industry segment (In Thousands):


                                                     FOR THE THREE MONTHS
                                                         ENDED JUNE 30
                                                    -----------------------

                                                        1994           1993
                                                    --------       --------

          NET SALES:
               Industrial                           $ 47,362       $ 41,267
               Commercial                             43,692         35,436
                                                    --------       --------

                  Total                             $ 91,054       $ 76,703
                                                    --------       --------
                                                    --------       --------

          OPERATING INCOME:
               Industrial                           $  4,855       $  6,102
               Commercial                              5,411          3,611
               Corporate Expense                      (1,471)        (1,809)
                                                    --------       --------


                  Total                             $  8,795       $  7,904
                                                    --------       --------
                                                    --------       --------


          The Industrial segment (principal products of this segment are steel tubing and computerized warehouse control systems) reported net sales of $47.4 million for the second quarter of 1994 versus $41.3 million reported in the same period last year, or an increase of 14.8%. The increase in sales is due entirely to the steel tube division.

          Operating income of the Industrial segment decreased 20.4% to $4.9 million for the second quarter of 1994 versus $6.1 million for the same period last year. This decrease is due primarily to our computerized warehouse control system division as they experienced a reduction in installation contracts compared with last year.

          The Commercial segment (principal products of this segment are shopping carts, steel towers and shelters for the communications industry, and stainless steel sinks) reported net sales of $43.7 million for the second quarter of 1994 versus $35.4 million reported in the same period last year or an increase of 23.3%. Although all divisions reported an increase in sales over last year, the increase in tower division sales was the primary factor in the increase of the Commercial segment.

          Operating income for the Commercial segment was $5.4 million for the second quarter of 1994 versus $3.6 million for the same period last year or an increase of 49.8%. As with sales, this increase is mainly due to strong results of the tower division, although, strong results were also achieved by the sink and shopping cart divisions.

          Selling, general and administrative expenses were $10.2 million or 11.2% of sales for 1994 versus $10.6 million or 13.9% of sales in 1993. This percentage reduction reflects cost cutting measures taken throughout the Company and the resulting ability to produce greater sales with less costs.

          Net interest expense in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest expense is lower in the second quarter of 1994 versus the second quarter of 1993 due to increased levels of available cash in the second quarter of 1994 as a result of both federal and state income tax refunds received in the second quarter.

          The decline in net income for the second quarter of 1994 is due to the $2.5 million after-tax provision for the estimated loss on disposition of the industrial storage rack business.

RESULTS OF OPERATIONS

          First six months of 1994 versus first six months of 1993:

          Net sales increased 19.0% to $175.9 million from $147.8 million in the prior year. Operating income was $16.7 million for the first six months of 1994 versus $12.6 million in the same period last year or an increase of 31.9%. Net income, after the previously mentioned $2.5 million charge, was $7.2 million or $.15 per share versus $6.4 million or $.14 per share for an increase of 13.7%.

          The following table shows net sales and operating income by industry segment (In Thousands):


                                                      FOR THE SIX MONTHS
                                                         ENDED JUNE 30
                                                   ------------------------

                                                        1994           1993
                                                   ---------      ---------

          NET SALES:
               Industrial                          $  91,236      $  80,366
               Commercial                             84,634         67,478
                                                   ---------      ---------

                  Total                            $ 175,870      $ 147,844
                                                   ---------      ---------
                                                   ---------      ---------

          OPERATING INCOME:
               Industrial                          $   9,096      $   9,569
               Commercial                             10,413          6,331
               Corporate Expense                      (2,833)        (3,257)
                                                   ---------      ---------

                  Total                            $  16,676      $  12,643
                                                   ---------      ---------
                                                   ---------      ---------


          The Industrial segment reported net sales of $91.2 million for the first six months of 1994 versus $80.4 million reported in the same period last year, or an increase of 13.5%. This increase is due entirely to the steel tube division.

          Operating income for the Industrial segment decreased 4.9% to $9.1 million for the first six months of 1994 versus $9.6 million reported for the first six months of 1993. This decrease, as noted previously, is due primarily to the computerized warehouse control system division which experienced a reduction in installation contracts.

          The Commercial segment reported net sales of $84.6 million for the first six months of 1994 versus $67.5 million reported in the same period last year or an increase of 25.4%. Again, all businesses in this segment reported increases in net sales over last year, with the steel tower division responsible for the primary increase as shelters that house communication equipment enjoyed volume increases from the prior period.

          Operating income for the Commercial segment for the first six months of 1994 was $10. 4 million versus $6.3 million reported in the same period last year. All divisions showed strong increases over last year's results.

          Selling, general and administrative expenses were $20.6 million or 11.7% of sales for 1994 versus $19.6 million or 13.3% of sales in 1993.

          Net income, which includes the previously mentioned $2.5 million after-tax charge, increased 13.7% to $7.2 million for the first six months of 1994 from $6.4 million for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

        The following is a comparison of the working capital at June 30, 1994 and December 31, 1993:


                                         June 30, 1994     December 31, 1993
                                         -------------     -----------------

Working Capital (in millions)               $127.2               $122.4

Working Capital Ratio                     3.8 to 1             3.7 to 1


          The Company's financial condition continues to be strong at the end of the second quarter of 1994, with working capital of $127.2 million at June 30, 1994 as compared to $122.4 million at December 31, 1993. The Company's working capital ratio, a measure of short-term liquidity increased slightly from 3.7 to 1 to 3.8 to 1. Both measures are considered strong indicators of liquidity.
The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows and borrowings under a $20.0 million short term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On July 29, 1982, the Company and certain of its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court").

          On March 15, 1989, the Company and its subsidiaries filed a Disclosure Statement and a Consolidated Plan of Reorganization ("Reorganization Plan") with the Bankruptcy Court. An order confirming the Reorganization Plan was entered by the Bankruptcy Court effective June 2, 1989 ("Confirmation Order"). The Bankruptcy Court also entered orders establishing the UNR Asbestos-Disease Claims Trust ("Trust Order") and permanently enjoining any actions against the Company by asbestos-disease claimants ("Injunction"). Certain former employees of a predecessor company's Bloomington, Illinois plant ("Bloomington Workers") filed appeals from the Confirmation Order, the Injunction and the Trust Order. Those appeals were dismissed by the District Court, and the Bloomington Workers sought review by the United States Court of Appeals for the Seventh Circuit ("Court of Appeals"). On April 5, 1994, the Court of Appeals affirmed the decision of the District Court. On April 19, 1994 Bloomington Workers filed a Petition for Rehearing, and on May 27, 1994 that Petition was denied by the Court of Appeals.

          On June 14, 1994 the Bankruptcy Court entered an order holding that the claims of the 256 former employees of a predecessor company's Paterson, New Jersey plant should be classified as both Class 2 Claims (Workers' Compensation Claims which are to be paid in full) and as Class 5 Claims (which claims are channeled to the UNR Asbestos-Disease Claims Trust) under the Reorganization Plan. The Company has filed an appeal to the District Court and a Motion for Consolidation of this appeal with an appeal currently pending in the District Court concerning similar claims of 111 Bloomington Workers. Based upon the Company's view of the merits of these claims and upon the advice of counsel, the Company believes that Paterson Workers' claims and the Bloomington Workers' claims will not have a material adverse effect on the Company's operations or its financial condition.

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

                              UNR INDUSTRIES, INC.


Dated: August 10, 1994         /s/ Henry Grey
- - - - ----------------------         -----------------------------------------------
                               Henry Grey
                               Senior Vice President & Chief Financial Officer


Dated: August 10, 1994         /s/ John A. Saladino
- - - - ----------------------         -----------------------------------------------
                               John A. Saladino
                               Controller & Assistant Secretary