Form 10-Q
period 1994-09-30
UNR INDUSTRIES INC
filed 1994-11-14
CIK 315641

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                     OR

(  )                 TRANSITION REPORT PURSUANT TO SECTION
              13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                       FROM __________ TO ____________

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

                             YES X   No
                                ---    ---

                                                       Outstanding as of
                                                       November 7, 1994
                                                       -----------------
Common Stock $.01 par value........................        50,798,437
Warrants to purchase Common Stock..................         1,472,505

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (unaudited)


                                     THREE MONTHS ENDED SEPT 30   NINE MONTHS ENDED SEPT 30
                                       1994            1993           1994          1993
                                     --------        --------       --------      --------
Net Sales                             $94,169         $81,235       $270,039      $229,079

Cost of products sold                  73,468          62,592        212,068       178,179
                                      -------         -------       --------      --------

  Gross Profit                         20,701          18,643         57,971        50,900

Selling, general & admin.
 expenses                              10,603           9,779         31,197        29,393
                                      -------         -------       --------      --------

  Operating Income                     10,098           8,864         26,774        21,507

Interest (expense), net                   (93)           (318)          (819)       (1,045)
                                      -------         -------       --------      --------

Income from continuing operations
 before income taxes                   10,005           8,546         25,955        20,462

Income tax provision                    4,000           2,400         10,500         7,100
                                      -------         -------       --------      --------

Income from continuing operations       6,005           6,146         15,455        13,362

Discontinued operation:
  Income (loss) from operation,
   net of taxes                          ----             156            295          (689)
  Loss on disposition,
   net of $1,500 tax benefit             ----            ----         (2,500)         ----
                                      -------         -------       --------      --------

NET INCOME                            $ 6,005         $ 6,302       $ 13,250      $ 12,673
                                      =======         =======       ========      ========

NET INCOME PER SHARE (NOTE 3):

Continuing operations                 $   .12         $   .13       $    .31      $    .29
Discontinued operation:
  Income (loss) from operation           ----            ----            .01          (.02)
  Loss on disposition                    ----            ----           (.05)         ----
                                      -------         -------       --------      --------

NET INCOME PER SHARE                  $   .12         $   .13       $    .27      $    .27
                                      =======         =======       ========      ========

Weighted average number of shares
 outstanding                           49,349          47,774         48,857        47,158


                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                               BALANCE SHEETS
                               (IN THOUSANDS)
                                 (unaudited)

                                                                        SEPTEMBER 30    DECEMBER 31
                                          ASSETS                            1994           1993
                                          ------                        ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                               $ 51,328       $  1,226
  Accounts, notes and other receivables, less allowance for doubtful
   accounts of $3,297 in 1994 and $2,637 in 1993                            51,998         41,036
  Income tax refunds receivable                                               ----         53,000
  Inventories:
    Work-in-process and finished goods                                      41,671         37,177
    Raw materials and supplies                                              27,871         20,232
  Deferred income taxes                                                     12,100         12,100
  Prepaid expenses                                                           2,658          2,750
                                                                          --------       --------

    TOTAL CURRENT ASSETS                                                   187,626        167,521
                                                                          --------       --------

PLANT AND EQUIPMENT, at cost                                               160,442        154,569
  Less: Accumulated depreciation                                           (97,005)       (91,091)
                                                                          --------       --------

    TOTAL PLANT AND EQUIPMENT                                               63,437         63,478
                                                                          --------       --------

OTHER ASSETS
  Deferred income taxes                                                      7,080         16,100
  Net assets of discontinued operations                                     11,425         15,975
  Other, primarily goodwill                                                  6,490          7,157
                                                                          --------       --------

TOTAL ASSETS                                                              $276,058       $270,231
                                                                          ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES
  Short-term borrowings                                                   $   ----      $  5,100
  Accounts payable                                                          13,825        10,644
  Accrued expenses                                                          27,062        24,721
  Current portion of long-term liabilities                                   3,455         4,261
  Accrued income taxes                                                         582           442
                                                                          --------      --------

    TOTAL CURRENT LIABILITIES                                               44,924        45,168
                                                                          --------      --------

LONG-TERM LIABILITIES                                                       23,476        21,940
                                                                          --------      --------

WARRANTS                                                                     6,695         9,739
                                                                          --------      --------

STOCKHOLDERS' EQUITY
  Common stock                                                                 513           488
  Capital surplus                                                          129,406       117,011
  Retained earnings                                                         83,614        79,230
  Treasury stock                                                            (2,751)       (2,751)
  Notes receivable from officers                                            (9,100)         ----
  Unearned portion of restricted stock                                        (719)         (594)
                                                                          --------      --------

    TOTAL STOCKHOLDERS' EQUITY                                             200,963       193,384

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $276,058      $270,231
                                                                          ========      ========

                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                          STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30
                               (IN THOUSANDS)
                                 (unaudited)


                                                                1994        1993
                                                              --------   ---------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                    $ 13,250   $  12,673
Adjustments for noncash items included in net income-
  Depreciation and amortization                                  7,303       6,546
  Deferred income taxes                                          9,020       6,400
  Disposal of plant and equipment                                    1        ----
  Provision for deferred employee compensation                     253         148
  Operating requirements-
    Accounts receivable (increase)                             (10,962)    (10,491)
    Income tax refund receivable decrease                       52,603        ----
    Inventories (increase)                                     (12,134)     (7,512)
    Prepaid expenses decrease                                       93         166
    Accounts payable & accrued expenses increase                 6,089       5,345
                                                              --------   ---------

    Net cash provided by operating activities                 $ 65,516   $  13,275
                                                              --------   ---------

CASH FLOW FROM INVESTING ACTIVITIES

  Purchase of Real Time Solutions, Inc.                       $   ----   $  (3,134)
  Purchase of plant and equipment                               (6,593)     (2,988)
  Proceeds from the sale of plant and equipment                    176         248
  Proceeds from the sale of Midwest Steel and CATV assets         ----      13,756
  (Increase) decrease in other assets                             (178)         88
  Discontinued operations                                        4,549      (4,324)
  Insurance proceeds                                              ----       4,000
                                                              --------   ---------

    Net cash provided by (used for) investing activities      $ (2,046)  $   7,646
                                                              --------   ---------

CASH FLOW FROM FINANCING ACTIVITIES

  Increase (decrease) in debt and lease obligations           $    731   $  (2,796)
  Payment of short-term borrowings                              (5,100)       ----
  Dividends paid                                                (9,738)   (102,517)
  Loans to officers                                             (9,100)       ----
  Issuance of common stock                                       9,839       5,487
                                                              --------   ---------

    Net cash (used for) financing activities                  $(13,368)  $ (99,826)
                                                              --------   ---------

  Net increase (decrease) in cash and cash equivalents        $ 50,102   $ (78,905)
  Cash & cash equivalents, beginning of period                   1,226     112,220
                                                              --------   ---------

  Cash & cash equivalents, end of period                      $ 51,328   $  33,315
                                                              --------   ---------

  Cash paid during the period for interest                    $  1,872   $   1,936
                                                              --------   ---------

  Cash paid during the period for income taxes                $  1,182   $   2,136
                                                              --------   ---------

                                      3

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

      On August 10, 1993, the President signed the "Omnibus Budget Reconciliation Act of 1993" into law. One provision of this new law that impacted the Company was the increase in the regular income tax rate from 34 to 35% retroactive to January 1, 1993. The impact of this provision has been recorded in the 1993 third quarter income tax provision as a benefit of approximately $1.1 million. This is due primarily to the positive effect of the law change on the value of the Company's NOL carryforward.


(3)   Net Income Per Share:

      Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding warrants and options were exercised, is not significant to the net income per share computation.

(4)   Treasury Stock:

      In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of September 30, 1994, 1,133,565 shares have been purchased.

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

(6)   Inventories:

      The interim determination of inventories under the LIFO method is based on management's estimates of the expected year-end inventory levels and costs, and as such, interim financial results are subject to final year-end inventory amounts. Inventories as presented on the Balance Sheets are net of a reserve for LIFO valuation of $8.6 million at September 30, 1994 and $7.2 million at December 31, 1993.

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

(8)   Discontinued Operations:

      In June of 1994, the Company announced its intent to divest the industrial storage rack business segment of the Material Handling Division. The net assets of this operation have been reclassified to "Net assets of discontinued operations" in the accompanying balance sheets. The $2.5 million provision for estimated loss on disposition includes a write-down of these assets to estimated net realizable values and the estimated costs of disposing this operation.

(9)   Subsequent Event

      In October of 1994, the Company finalized an expanded $35.0 million short-term credit facility with interest payable at the prevailing prime rate or LIBOR plus 1 1/4%, at the Company's option.

(10)  Basis of Reporting for Interim Financial Statements:

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

      The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's 1993 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1993. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1993 and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine month periods ended September 30, 1994 with the corresponding period of 1993.

RESULTS OF OPERATIONS

      Third quarter of 1994 versus third quarter of 1993:

      Net sales increased 15.9% to $94.2 million from $81.2 million in the prior year. Operating income was $10.1 million for the third quarter of 1994 versus $8.9 million for the same period last year or an increase of 13.9%. Net income was $6.0 million or $.12 per share versus $6.3 million or $.13 per share last year, or a decrease of 4.7%. The 1993 third quarter results included a non-recurring tax benefit of $1.1 million or $.02 per share.

      The following table shows net sales and operating income by industry segment (In Thousands):


                                               FOR THE THREE MONTHS
                                                ENDED SEPTEMBER 30

                                                 1994          1993
                                               -------       -------
          NET SALES:
            Industrial                         $43,721       $39,795
            Commercial                          50,448        41,440
                                               -------       -------

              Total                            $94,169       $81,235
                                               =======       =======

          OPERATING INCOME:
            Industrial                         $ 4,164       $ 5,328
            Commercial                           7,188         5,071
            Corporate Expense                   (1,254)       (1,535)
                                               -------       -------

              Total                            $10,098       $ 8,864
                                               =======       =======




      The Industrial segment (principal products of this segment are steel tubing and computerized warehouse control systems) reported net sales of $43.7 million for the third quarter of 1994 versus $39.8 million reported in the same period last year, or an increase of 9.9%. The increase in sales is due entirely to increases in prices and volume at the steel tube division.

      Operating income of the Industrial segment decreased 21.8% to $4.2 million for the third quarter of 1994 versus $5.3 million for the same period last year. This decrease is due primarily to delays in closing on installation contracts for computerized warehouse control systems compared with the same period last year.

      The Commercial segment (principal products of this segment are shopping carts, steel towers and shelters for the communications industry, and stainless steel sinks) reported net sales of $50.4 million for the third quarter of 1994 versus $41.4 million reported in the same period last year or an increase of 21.7%. This increase in sales is due mainly to volume increases of the tower division, although the shopping cart division showed a slight increase also.

      Operating income for the Commercial segment was $7.2 million for the third quarter of 1994 versus $5.1 million for the same period last year or an increase of 41.7%. This increase is due primarily to the tower division.

      Selling, general and administrative expenses were $10.6 million or 11.3% of sales for the third quarter of 1994 versus $9.8 million or 12.0% of sales in the same period of 1993. This percentage reduction reflects cost cutting measures taken throughout the Company and the resulting ability to produce greater sales with less costs.

      Net interest expense in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest expense is lower in the third quarter of 1994 versus the third quarter of 1993 due to increased levels of available cash in the third quarter of 1994 as a result of both federal and state income tax refunds received in the first and second quarters of 1994.

      The decline in net income for the third quarter of 1994 is due to a higher third quarter 1994 income tax provision than recorded in the same period last year. The third quarter 1993 results also included a non-recurring tax benefit of $1.1 million or $.02 per share.


RESULTS OF OPERATIONS

      First nine months of 1994 versus first nine months of 1993:

      Net sales increased 17.9% to $270.0 million from $229.1 million in the prior year. Operating income was $26.8 million for the first nine months of 1994 versus $21.5 million in the same period last year or an increase of 24.5%. Net income, after an after-tax provision of $2.5 million or $.05 per share made for an estimated loss on the disposal of the industrial storage rack business, was $13.3 million or $.27 per share versus $12.7 million or $.27 per share in 1993, or an increase of 4.6%. The 1993 third quarter results include the previously mentioned tax benefit.

      The following table shows net sales and operating income by industry segment (In Thousands):


                                                FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30

                                                 1994          1993
                                               --------      --------
          NET SALES:
            Industrial                         $134,957      $120,161
            Commercial                          135,082       108,918
                                               --------      --------

              Total                            $270,039      $229,079
                                               ========      ========

          OPERATING INCOME:
            Industrial                         $ 13,261      $ 14,896
            Commercial                           17,601        11,402
            Corporate Expense                    (4,088)       (4,791)
                                               --------      --------

              Total                            $ 26,774      $ 21,507
                                               ========      ========



      The Industrial segment reported net sales of $135.0 million for the first nine months of 1994 versus $120.2 million reported in the same period last year, or an increase of 12.3%. This increase is due entirely to increases in prices and volume at the steel tube division.

      Operating income for the Industrial segment decreased 11.0% to $13.3 million for the first nine months of 1994 versus $14.9 million reported for the first nine months of 1993. This decrease, as noted previously, is due primarily to delays in the closing of installation contracts for computerized warehouse control systems.

      The Commercial segment reported net sales of $135.1 million for the first nine months of 1994 versus $108.9 million reported in the same period last year or an increase of 24.0%. Volume increases of the steel tower division accounted for the majority of this increase. The shopping cart division also showed an increase in sales over last year.

      Operating income for the Commercial segment for the first nine months of 1994 was $17.6 million versus $11.4 million reported in the same period last year or an increase of 54.4%. All divisions showed strong increases over last year's results, with the tower division accounting for the majority of the overall increase.

      Selling, general and administrative expenses were $31.2 million or 11.6% of sales for 1994 versus $29.4 million or 12.8% of sales in 1993.

      Net income, which includes the previously mentioned $2.5 million after-tax charge and the 1993 tax benefit of $1.1 million, increased 4.6% to $13.2 million for the first nine months of 1994 from $12.7 million for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES


        The following is a comparison of the working capital at September 30, 1994 and December 31, 1993:


                                       Sept 30, 1994       December 31, 1993
                                       -------------       -----------------
Working Capital (in millions)             $142.7                 $122.4

Working Capital Ratio                    4.2 to 1               3.7 to 1


      The Company's financial condition continues to be strong at the end of the third quarter of 1994, with working capital of $142.7 million at September 30, 1994 as compared to $122.4 million at December 31, 1993. The Company's working capital ratio, a measure of short-term liquidity increased from 3.7 to 1 to 4.2 to 1. Both measures are considered strong indicators of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows and borrowings under a $35 million short term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


      On July 28, 1982, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court").

      On March 15, 1989, the Company and certain of its subsidiaries filed a Disclosure Statement and a Consolidated Plan of Reorganization ("Reorganization Plan") with the Bankruptcy Court. An order confirming the Reorganization Plan was entered by the Bankruptcy Court effective June 2, 1989 ("Confirmation Order"). The Bankruptcy Court also entered orders establishing the UNR Asbestos-Disease Claims Trust ("Trust Order") and permanently enjoining any actions against the Company by asbestos-disease claimants ("Injunction"). Certain former employees of a predecessor company's Bloomington, Illinois plant ("Bloomington Workers") filed appeals from the Confirmation Order, the Injunction and the Trust Order. Those appeals were dismissed by the District Court, and the Bloomington Workers sought review by the United States Court of Appeals for the Seventh Circuit ("Court of Appeals"). As reported in the Form 10-Q for the period ended June 30, 1994, the Court of Appeals affirmed the decision of the District Court on April 5, 1994, and on May 27, 1994, Bloomington Workers' Petition for Rehearing was denied. On August 25, 1994, the Bloomington Workers filed a Petition for Writ of Certiorari in the United States Supreme Court, and on October 21, 1994, the Company filed its opposition to that Petition.

      On July 28, 1992, the Bankruptcy Court entered an order holding that the claims of certain Bloomington Workers to recover compensation under the Illinois Workers' Occupational Diseases Act should be classified as both Class 2 Claims (Workers' Compensation claims which are to be paid in full) and as Class 5 Claims (which claims are channeled to the UNR Asbestos-Disease Claims Trust) under the Reorganization Plan. As reported in the Form 10-Q for the period ended June 30, 1994, on June 14, 1994, the Bankruptcy Court entered an order holding that the claims of the 256 former employees of a predecessor company's Paterson, New Jersey plant should also be classified as both Class 2 Claims and as Class 5 Claims. The Company filed an appeal to the District Court in both of those matters, contending that these claims should be classified only as Class 5 claims. On September 22, 1994, the District Court reversed the decision of the Bankruptcy Court in the Bloomington Workers' case and remanded that matter to the Bankruptcy Court for further proceedings. The Paterson appeal remains pending before a different judge in the District Court. Based upon the Company's view of the merits of these claims and upon the advice of counsel, the Company believes that Paterson Workers' claims and the Bloomington Workers' claims will not have a material adverse effect on the Company's operations or its financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

     (A) EXHIBITS

         2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.
         4. Warrant Agreement (including form of warrant) issued pursuant to the provisions of Article III of the Company's Consolidated Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 Form 10-K.
        10. 1994 Stock Option Plan incorporated by reference from Exhibit A of Proxy Statement dated October 11, 1994.
            1994 Executive Stock Purchase Plan incorporated by reference from Exhibit B of Proxy Statement dated October 11, 1994.
            Form of Executive Stock Purchase Agreement with Thomas A. Gildehaus, Henry Grey and Victor E. Grimm dated September 9, 1994.
        11. The computation can be determined from the report.
        15. None
        18. None
        19. None
        22. None
        23. None
        24. None
        27. None


     (B) Reports on Form 8-K

            None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            UNR INDUSTRIES, INC.


Dated: November 7, 1994                  /s/ Henry Grey
- - - - -----------------------                  --------------------------------------
                                         Henry Grey
                                         Senior Vice President & Chief Financial
                                         Officer


Dated: November 7, 1994                  /s/ John A. Saladino
- - - - -----------------------                  --------------------
                                         John A. Saladino
                                         Controller & Assistant Secretary