Form 10-K
period 1994-12-31
UNR INDUSTRIES INC
filed 1995-03-28
CIK 315641

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
 ( ) TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ------------------ TO
     ------------------

                           COMMISSION FILE NO. 1-8009

                              UNR INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         36-3060977
- --------------------------------------------  --------------------
          (State of Incorporation)              (I.R.S. Employer
                                              Identification No.)

332 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS       60604-4385
- --------------------------------------------  --------------------
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

    As of March 15, 1995, 51,360,354 shares of common stock were outstanding. The aggregate market value of stock held by non-affiliates is $137,400,000 based upon the average bid and asked prices of such stock as of March 15, 1995.

Documents incorporated by reference:

(1) Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1994. Certain information therein is incorporated by reference into
Part I, Part II and Part IV hereof.

(2) Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1995. Certain information therein is incorporated by reference into Part III hereof.

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

    On July 29, 1982, Registrant and ten of its subsidiaries, filed separate voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Registrant was designated as debtor-in-possession and its operations continued in the ordinary course of business.

    On March 15, 1989, Registrant and the seven subsidiaries not having been previously discharged, filed a Disclosure Statement and a Consolidated Plan of Reorganization ("Plan") with the Bankruptcy Court. Effective June 2, 1989, the Registrant's Plan of Reorganization was confirmed by the Bankruptcy Court following acceptance of the Plan by the Registrant's creditors and stockholders.

    Pursuant to the Plan, 42,404,847 shares of common stock of the reorganized Registrant were issued to the unsecured creditors and to the existing and future asbestos claimants in full discharge of all claims. The Plan also provided that all proceeds from the litigation against certain insurance companies would become unencumbered assets of the Registrant. Existing shareholders retained 3,687,378 shares of common stock and received six-year warrants to purchase an additional 3,687,378 shares of common stock at $5.15 per share.

    On December 31, 1992, Unarco Industries, Inc. and UNR, Inc. merged into UNR Industries, Inc. All remaining subsidiaries became subsidiaries of UNR except Holco Corporation which remains a subsidiary of Leavitt Structural Tubing Company, a subsidiary of UNR.

    In 1994, the Registrant decided to sell the industrial storage rack business of its Material Handling Division. In 1993, the Registrant sold its Midwest Steel and Midwest CATV Divisions. In 1989, the Registrant sold its Unarco Rubber Products Division. Accordingly, operating results of these divisions were reclassified to discontinued operations.

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

    On June, 22, 1993, UNR's Board of Directors established a Special Committee of independent directors to consider and to implement appropriate action in response to the Trust's proposal, including the solicitation and evaluation of offers for acquisition of UNR and to make a report and recommendation to the Board of Directors.

    On August 4, 1993, the Special Committee engaged J.P. Morgan Securities Inc. as its financial adviser. On February 9, 1994, UNR announced that the proposals received were subject to conditions and that none of the proposals indicated a per share value greater than $6.50. On February 22, 1994, UNR announced that the proposals received were either inadequate or too conditional to warrant recommendations by the Special Committee to the Board of Directors, that all discussions with potential buyers had been terminated and all efforts to seek further offers have ceased.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Information required under this section appears as Note 12 to the 1994 Consolidated Financial Statements of the Registrant included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

  (c) NARRATIVE DESCRIPTION OF BUSINESS

    Registrant's divisions are engaged in the manufacture and sale of steel products, primarily welded steel tubing, shopping carts and supermarket storage and display equipment, stainless steel and composite sinks, steel towers and equipment shelters for communication and other uses and computerized warehouse control systems. The Registrant employs approximately 2,200 persons, of whom 1,600 are factory personnel. The Registrant's sales are made through manufacturers' representatives, as well as through its own employees.

    The principal raw material used by Registrant's divisions is steel. These divisions purchase steel from both foreign and domestic suppliers. In the opinion of the Registrant's management, no purchase commitments presently outstanding are at prices which will result in a loss.

INDUSTRIAL PRODUCTS

    One of Registrant's industrial products divisions manufactures and sells mechanical and structural electric resistance welded steel tubing in a variety of sizes and shapes. Such tubing is a fabricated steel product, the use of which has increased in a variety of industries in recent years. Registrant's division currently has sixteen tube-making machines operating in two locations in the Chicago area, in Hammond, Indiana and in Gluckstadt, Mississippi, which can produce in excess of 500,000 tons of tubing annually. The size range of manufactured tubing by the Registrant is 3/8" to 12 3/4" outer diameter.

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

    The other industrial products division of the Registrant provides automated inventory management products to the warehouse and distribution industry from facilities located in Berkeley and Napa, California. Its primary product is a light directed display based inventory picking, sorting, packing and shipping system using the trademark "Easypick".-Registered Trademark-

COMMERCIAL PRODUCTS

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

    From plants in Peoria, Illinois and Frankfort, Indiana, a second division of the Registrant manufactures and markets towers, with related accessories, used principally to support communications equipment for microwave and cellular transmission, commercial and amateur broadcasting and home television. Other towers are produced to support high level illumination for highways, parking lots, stadiums and other commercial areas. The Registrant's facility in Bessemer, Alabama produces equipment shelters from laminated fiberglass and concrete which are primarily used to house broadcast electronics. These products are marketed nationally and for export markets.

    The third commercial products division manufactures, in a plant in Ruston, Louisiana, stainless steel sinks which are sold to retail outlets under the "Federal" and "American" labels and to plumbing wholesalers under the "Republic" label. In addition, this division manufactures and markets a line of composite sinks under the trade name "Asterite."-Registered Trademark-

    PATENTS

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

    RESEARCH & DEVELOPMENT

    The Registrant spent approximately $1,253,000 in 1994, $797,000 in 1993 and $300,000 in 1992 for research on new and improved products. Approximately 37 employees are currently engaged full time in this activity.

    COMPETITION

    All business segments of the Registrant are highly competitive. Although no authoritative statistics are available, based on its knowledge of its markets and information received from customers and salesmen, the Registrant believes that its sales of grocery shopping carts are greater than those of any competitor.

    Although the Registrant believes it is currently one of the nation's leading producers of mechanical and structural steel tubing in the size range it produces (3/8" to 12 3/4" outer diameter), there is considerable competition in all sizes and shapes of steel tubing. The Registrant believes that it is impossible to state its rank in overall sales of all sizes of steel tubing (including sizes not manufactured by the Registrant). It is known, however, that several companies have substantially greater sales of particular sizes of steel tubing within the size range manufactured by the Registrant and substantially greater overall sales of all sizes of steel tubing.

    The Registrant also believes that because of the wide range of towers produced by it, there are only a few other companies which manufacture and sell similarly complete product lines.

    The Registrant also believes that its sales of computerized warehouse control systems are greater than those of any competitor.

    Other products sold by the Registrant compete with products of other companies, some of which are much larger than the Registrant and enjoy substantially larger shares of their respective markets.

    BACKLOG AND FOREIGN SALES

    The backlog of unfilled orders at the end of any period is not a significant factor and is not material to an understanding of the business of the Registrant.

    Foreign sales of the Registrant in 1994, 1993 and 1992 were approximately $10.6 million, $10.4 million and $6.9 million, respectively.

OTHER

    The Registrant employs some environmentally hazardous materials in its manufacturing processes, including oils and solvents. The Registrant has made expenditures to comply with environmental laws and regulations, including investigations and remediation of ground and water contamination, and expects to make such expenditures in the future to comply with existing and future requirements. While such expenditures to date have not materially affected the Registrant's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Registrant has notified state or federal authorities of a possible need to remediate sites it previously operated. The Registrant has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Registrant. In some such cases, the Registrant has effected settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Registrant is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined. The Registrant, after consultation with legal counsel and with environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material effect on the Registrant's financial condition or on the results of its operations.

ITEM 2.  PROPERTIES

    The following table sets forth information concerning location, size, use and nature of the principal manufacturing facilities owned or leased by the Registrant. The Registrant believes its plants are suitable for their purposes, are well maintained and are adequately insured. Not included in the table are warehouses, owned and leased, aggregating 120,000 square feet and the Registrant's executive and sales offices, all of which are leased.

    LOCATION                    USE                SQ.FT.           LEASED OR OWNED
- -----------------  -----------------------------  ---------  ------------------------------
                   INDUSTRIAL SEGMENT
Chicago, IL        Steel Tubing                     525,000  Owned
Chicago, IL        Steel Tubing                     240,000  Owned
Dixmoor, IL        Steel Tubing                     100,000  Owned
Hammond, IN        Steel Tubing                      58,000  Owned
Gluckstadt, MS     Steel Tubing                     250,000  Owned
Napa, CA           Automated Inventory
                     Management Products/
                     Assembly                        14,000  Leased (Expiration 7/31/03)
Berkeley, CA       Automated Inventory
                     Management Products/
                     Assembly                         6,000  Leased (Expiration 8/31/97)

                   COMMERCIAL SEGMENT
Ruston, LA         Sinks                            200,000  Owned
Wagoner, OK        Shopping Carts                   520,000  Owned
Memphis, TN        Shopping Carts                    83,000  Owned
Sacramento, CA     Shopping Carts                    35,000  Leased (Expiration 4/30/99)
Tulsa, OK          Powder Coating                    42,000  Leased (Expiration 12/31/96)
Peoria, IL         Tower/Accessories                260,000  Owned
Frankfort, IN      Farm Fencing/Related
                     Equipment                       50,000  Owned
Frankfort, IN      Farm Fencing/Related
                     Equipment                       77,500  Leased (Expiration 12/31/95)
Bessemer, AL       Equipment Shelters/Custom
                     Painting                       240,000  Leased (Expiration 9/15/11)

                   OTHER
Birmingham, AL     Not used in operations.
                   To be sold or leased.             79,000  Owned
Hogansville, GA    Not used in operations.
                   To be sold or leased.             55,000  Owned

    The Registrant uses a wide variety of standard and specialized machine tools, many varying types of equipment and many different manufacturing processes in producing its products. The Registrant considers, that in general, its plants are equipped with modern and well-maintained equipment. The Registrant's operations make virtually full use of all existing facilities except as noted above.

ITEM 3.  LEGAL PROCEEDINGS

    On July 29, 1982 the Registrant and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division ("Bankruptcy Court").

    On March 15, 1989, the Registrant and certain of its subsidiaries filed a Disclosure Statement and a Consolidated Plan of Reorganization ("Reorganization Plan") with the Bankruptcy Court. An order confirming the Reorganization Plan was entered by the Bankruptcy Court effective June 2, 1989 ("Confirmation Order"). The Bankruptcy Court also entered orders establishing the UNR Asbestos-Disease Claims Trust ("Trust Order") and permanently enjoining any actions against the Registrant by asbestos-disease claimants ("Injunction"). Certain former employees of a predecessor to the Registrant's Bloomington, Illinois plant ("Bloomington Workers") filed appeals from the Confirmation Order, the Injunction and the Trust Order. Those appeals were dismissed by the District Court, and the Bloomington Workers sought review by the United States Court of Appeals for the Seventh Circuit ("Court of Appeals"). The Court of Appeals affirmed the decision of the District Court on April 5, 1994, and on May 27, 1994, Bloomington Workers' Petition for Rehearing was denied. On November 14, 1994, the Supreme Court denied the Bloomington Workers' Petition for Writ of Certiorari. Therefore, the Confirmation Order, the Injunction and the Trust Order are now final.

    On July 28, 1992, the Bankruptcy Court entered an order holding that the asbestos-disease claims of certain Bloomington Workers to recover compensation under the Illinois Workers' Occupational Diseases Act should be classified as both Class 2 Claims (Workers' Compensation Claims which are to be paid in full) and as Class 5 Claims (which claims are channeled to the UNR Asbestos-Disease Claims Trust) under the Reorganization Plan. On June 14, 1994, the Bankruptcy Court entered an order holding that asbestos-disease claims of the 256 former employees of a predecessor company's Paterson, New Jersey plant (Paterson Workers) should also be classified as both Class 2 Claims and as Class 5 Claims. The Registrant filed an appeal to the District Court in both of those matters, contending that the former employees' asbestos-disease claims should be classified only as Class 5 Claims. On September 22, 1994, the District Court reversed the decision of the Bankruptcy Court in the Bloomington Workers' case and remanded that matter to the Bankruptcy Court for further proceedings. On December 28, 1994, the District Court, adopting the reasoning of the District Court in the Bloomington Workers case, also reversed the Bankruptcy Court in the Paterson Workers case and remanded that matter to the Bankruptcy Court for further proceedings. Based upon the Registrant's view of the merits of these claims and upon the advice of legal counsel, the Registrant believes that ultimate resolution of the Paterson Workers' claims and the Bloomington Workers' claims will not have a material adverse effect on the Registrant's operations or its financial condition.

    The Registrant is also involved in certain other pending lawsuits and claims arising in the ordinary course of business. The Registrant, after consultation with legal counsel, considers that any liability resulting from such matters will not have a material adverse effect on the Registrant's operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 1, 1994, a special meeting of Security Holders was held for the purpose of considering and voting upon:

        (a) approval of the UNR Industries, Inc. 1994 Stock Option Plan designed to provide Registrant's executives and key employees an opportunity to become holders of Common Stock of the Registrant over a period of years; and

        (b) approval of the UNR Industries, Inc. 1994 Executive Stock Purchase Plan designed to encourage and facilitate the acquisition of a larger financial interest in the Registrant through direct stock purchase by those key executives.

    Both plans had been adopted by the Board of Directors subject to the approval of the Security Holders.

    The Security Holders voted as follows:

1994 Stock Option Plan --
  For.......................................................................  43,978,990
  Against...................................................................   1,577,369
  Abstentions...............................................................     258,574
1994 Executive Stock Purchase Plan --
  For.......................................................................  43,948,771
  Against...................................................................   1,611,375
  Abstentions...............................................................     254,787

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Registrant's Common Stock and Warrants are publicly traded in the over-the-counter market on the NASDAQ National Market System and are listed on the Chicago Stock Exchange. The Registrant's Common Stock and Warrants bear the symbols UNRI and UNRIW, respectively.

    The high and low bids are as reported in the Wall Street Journal Quotations from the NASDAQ National Market System.

                                                                 DIVIDENDS
          COMMON STOCK                      HIGH       LOW       PER SHARE
          -------------------------------  ------     ------     ---------
          1993
            First Quarter................  $8 1/2     $6 1/8       $2.20
            Second Quarter...............   7 1/4      6 3/8          --
            Third Quarter................   7 1/8      6 1/4          --
            Fourth Quarter...............   7 3/4      5 7/8       $1.20
          1994
            First Quarter................  $7 1/8     $5 5/8       $ .20
            Second Quarter...............   6          5 1/4          --
            Third Quarter................   6 1/8      5 1/8          --
            Fourth Quarter...............   6 5/8      5 7/8          --
          1995
            First Quarter (through March
             15).........................  $7 1/8     $6 1/8       $1.55

    As of March 15, 1995, the Registrant had 3,228 record holders of its Common Stock.

    On January 15, 1991, the Registrant paid a $.20 regular cash dividend to Stockholders of record on December 20, 1990.

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

    On April 1, 1994, the Registrant paid a $.20 regular cash dividend to Stockholders of record on March 18, 1994.

    On March 2, 1995, the Registrant declared a $.25 regular cash dividend and a $1.30 extraordinary cash dividend to be paid on April 17, 1995 to Stockholders of record on April 3, 1995.

          WARRANTS                                       HIGH       LOW
          --------------------------------------------  ------     ------
          1993
            First Quarter.............................  $4 5/8     $3 1/4
            Second Quarter............................   5 1/8      4 1/4
            Third Quarter.............................   5          4 3/8
            Fourth Quarter............................   6 1/2      4 1/2
          1994
            First Quarter.............................  $6         $4 5/8
            Second Quarter............................   4 5/8      4 1/8
            Third Quarter.............................   5          4 1/4
            Fourth Quarter............................   5 3/8      4 7/8
          1995
            First Quarter (through March 15)..........  $6         $5 1/8

    As of March 15, 1995, the Registrant had 1,398 record holders of its warrants.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information for the five years ended December 31, 1994, appearing on page 1 of UNR Industries, Inc. 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis of Results appearing on pages 27 through 28 of UNR Industries, Inc. 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference from the Statements of Income, Statements of Cash Flows, Balance Sheets, Statements of Changes in Stockholders' Equity and Notes to Financial Statements included in the UNR Industries, Inc. 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Information required by this item with respect to the directors of Registrant is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1994.

    (b) Executive Officers of the Registrant

    The description of tenure included below refers to continuous tenure with the Registrant.

Thomas A. Gildehaus......    54  Chief  Executive Officer and President (since July 1992);
                                 Director  since  July  1992;  Director,  Executive   Vice
                                   President  of Deere & Company, manufacturer of farm and
                                   construction equipment (1980-1992).
Henry Grey...............    41  Senior  Vice  President,  Chief  Financial  Officer   and
                                 Treasurer   (since  1994);  Vice  President--Finance  and
                                   Treasurer  (1986  to  1994);  Senior  Manager,   Arthur
                                   Andersen & Co., (1974 to 1986).
Victor E. Grimm..........    57  Vice  President, Corporate Secretary  and General Counsel
                                 (since  October  1992);  Partner,  Bell,  Boyd  &  Lloyd,
                                   Attorneys (1967-Present).

All of the executive officers are elected by the Board of Directors at the annual meeting for one-year terms and serve until such time as their respective successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item with respect to executive compensation is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements:

            The information required by this item is incorporated by reference in Item 8 of this report.

        2. The following financial schedule for the years 1994, 1993 and 1992 is submitted herewith:

           Schedule VIII--Allowance for Doubtful Accounts

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

EXHIBIT NO.

 (2) *Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter form 10-Q.

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

    *Amended and Restated By-laws dated May 5, 1994, filed as an exhibit to the 1993 Form 10-K.

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

    *UNR Industries, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1993 filed as an exhibit to the 1993 10-K.

    *Agreement with J.P. Morgan Securities Inc. dated August 3, 1993, filed as an exhibit to the 1993 10-K.

    *1994 Stock Option Plan incorporated by reference from Exhibit A of Proxy Statement dated October 11, 1994.

    *1994 Executive Stock Purchase Plan incorporated by reference from Exhibit B of Proxy Statement dated October 11, 1994.

    *Form of Executive Stock Purchase Agreement with Thomas A. Gildehaus, Henry Grey and Victor E. Grimm dated September 9, 1994, filed as an exhibit to the 1994 third quarter 10-Q.

    The SEC File Number for Unarco Industries, Inc., Registrant's predecessor was 1-3296; for Registrant the SEC File Number is 1-8009.

(11) The computation can be determined from report.

(12) Not Applicable

(13) Registrant's 1994 Annual Report to Shareholders.

(16) Not applicable

(18) None

(19) None

(21) List of Subsidiaries of Registrant.

(22) Not applicable

(23) Consent of Independent Public Accountants.

(24) None

(28) None

    (b) No Form 8-K was filed for the quarter ended December 31, 1994.

    (c) Exhibits--See 13, 21 and 23 above.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of UNR Industries, Inc.;

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in UNR Industries, Inc.'s 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 2, 1995. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule included in Part IV, Item 14(d)(Allowance for Doubtful Accounts) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 2, 1995.

                                                                   SCHEDULE VIII

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS)

    Changes in the allowance for doubtful accounts for the three years ended December 31, are as follows:

                                                                                                     1992       1993       1994
                                                                                                   ---------  ---------  ---------
Balance--beginning of year.......................................................................  $   2,673  $   2,684  $   2,637
Add (deduct)
- --Provision charged to income....................................................................        494        471      1,580
- --Bad debts written-off..........................................................................       (483)      (518)      (258)
                                                                                                   ---------  ---------  ---------
Balance--end of year.............................................................................  $   2,684  $   2,637  $   3,959
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------

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

March 15, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 1995                                            /s/  THOMAS A. GILDEHAUS
                                                          --------------------------------------------------------
                                                          Thomas A. Gildehaus
                                                          CHIEF EXECUTIVE OFFICER, PRESIDENT & DIRECTOR

March 15, 1995                                            /s/  HENRY GREY
                                                          --------------------------------------------------------
                                                          Henry Grey
                                                          SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                          PRINCIPAL FINANCIAL OFFICER

March 15, 1995                                            /s/  VICTOR E. GRIMM
                                                          --------------------------------------------------------
                                                          Victor E. Grimm
                                                          VICE PRESIDENT, CORPORATE SECRETARY & GENERAL COUNSEL

March 15, 1995                                            /s/  JOHN A. SALADINO
                                                          --------------------------------------------------------
                                                          John A. Saladino
                                                          CONTROLLER AND ASSISTANT SECRETARY

March 15, 1995                                            /s/  CHARLES M. BRENNAN III
                                                          --------------------------------------------------------
                                                          Charles M. Brennan III
                                                          DIRECTOR

March 15, 1995                                            /s/  DARIUS W. GASKINS, JR.
                                                          --------------------------------------------------------
                                                          Darius W. Gaskins, Jr.
                                                          DIRECTOR

March 15, 1995                                            /s/  GENE LOCKS
                                                          --------------------------------------------------------
                                                          Gene Locks
                                                          DIRECTOR, CHAIRMAN OF THE BOARD

March 15, 1995                                            /s/  RUTH R. MCMULLIN
                                                          --------------------------------------------------------
                                                          Ruth R. McMullin
                                                          DIRECTOR

March 15, 1995                                            /s/  THOMAS F. MEAGHER
                                                          --------------------------------------------------------
                                                          Thomas F. Meagher
                                                          DIRECTOR

March 15, 1995                                            /s/  ROBERT B. STEINBERG
                                                          --------------------------------------------------------
                                                          Robert B. Steinberg
                                                          DIRECTOR

March 15, 1995                                            /s/  WILLIAM J. WILLIAMS
                                                          --------------------------------------------------------
                                                          William J. Williams
                                                          DIRECTOR