Form 10-Q
period 1995-03-31
UNR INDUSTRIES INC
filed 1995-05-12
CIK 315641

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                      OR

( )                   TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                   FROM                   TO

                        COMMISSION FILE NUMBER 1-8009

                             UNR INDUSTRIES, INC.
                             --------------------
                                 (DELAWARE)
                                 ----------

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

                              YES _X_   No ___


                                                      Outstanding as of
                                                         May 8, 1995
                                                      -----------------
Common Stock $.01 par value.........................      51,865,378
Warrants to purchase Common Stock...................         419,761

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   UNR INDUSTRIES, INC. AND SUBSIDIARIES

                             STATEMENTS OF INCOME
                   (In Thousands Except Per Share Data)
                                (unaudited)

                                         THREE MONTHS ENDED MARCH 31
                                                1995        1994
                                            --------     -------

Net Sales                                   $101,213     $84,816

Cost of products sold                         77,018      66,546
                                            --------     -------
      Gross Profit                            24,195      18,270

Selling, general & administrative
  expenses                                    11,231      10,389
                                            --------     -------

      Operating Income                        12,964       7,881

Interest income (expense), net                   409        (435)
                                            --------     -------

Income from continuing operations
  before income taxes                         13,373       7,446

Income tax provision                           5,500       3,000
                                            --------     -------

Income from continuing operations              7,873       4,446

Discontinued operation-

   Loss from operation                            --        (110)
                                            --------     -------

NET INCOME                                  $  7,873     $ 4,336
                                            --------     -------
                                            --------     -------

Net Income Per Share:
Continuing operations                           $.15        $.09
Discontinued operation-
  Loss from operation                             --          --
                                            --------     -------

NET INCOME PER SHARE                            $.15        $.09
                                            --------     -------
                                            --------     -------

Weighted average number of shares
  outstanding                                 51,196      48,403


                     UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                 BALANCE SHEETS
                                 (In Thousands)
                                  (unaudited)


                                                                          MARCH 31   DECEMBER 31
                                      ASSETS                                  1995          1994
                                      ------                             ---------   -----------

CURRENT ASSETS
  Cash and cash equivalents                                              $  83,914    $ 68,991
  Accounts, notes and other receivables, less allowance for doubtful
   accounts of $4,300 in 1995 and $4,000 in 1994                            53,842      51,311
  Inventories:
    Work-in-process and finished goods                                      47,731      43,773
    Raw materials and supplies                                              34,285      26,243
  Deferred income taxes                                                     16,000      16,000
  Prepaid expenses                                                           2,757       2,757
                                                                         ---------    --------

     TOTAL CURRENT ASSETS                                                  238,529     209,075
                                                                         ---------    --------

PLANT AND EQUIPMENT, at cost                                               164,119     162,789
  Less:  Accumulated depreciation                                         (100,503)    (98,450)
                                                                         ---------    --------


     TOTAL PLANT AND EQUIPMENT                                              63,616      64,339
                                                                         ---------    --------

OTHER ASSETS
  Deferred income taxes                                                      4,130       8,610
  Net assets of discontinued operations                                         --      11,244
  Other                                                                      8,591       6,179
                                                                         ---------    --------

TOTAL ASSETS                                                             $ 314,866    $299,447
                                                                         ---------    --------
                                                                         ---------    --------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                          18,431      14,063
  Accrued expenses                                                          34,731      31,602
  Dividends payable                                                         80,211          --
  Current portion of long-term liabilities                                   3,482       3,470
  Accrued income taxes                                                       1,767         907
                                                                         ---------    --------

     TOTAL CURRENT LIABILITIES                                             138,622      50,042
                                                                         ---------    --------

LONG-TERM LIABILITIES                                                       21,689      23,278
                                                                         ---------    --------

WARRANTS                                                                     2,738       5,531
                                                                         ---------    --------

STOCKHOLDERS' EQUITY
  Common stock                                                                 524         516
  Capital surplus                                                           65,802     130,497
  Retained earnings                                                         97,908     102,023
  Treasury stock                                                            (2,751)     (2,751)
  Notes receivable from officers                                            (9,100)     (9,100)
  Unearned portion of restricted stock                                        (566)       (589)
                                                                         ---------    --------
     TOTAL STOCKHOLDERS' EQUITY                                            151,817     220,596
                                                                         ---------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 314,866    $299,447
                                                                         ---------    --------
                                                                         ---------    --------

                   UNR INDUSTRIES, INC. AND SUBSIDIARIES

                         STATEMENTS OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31
                             (In Thousands)
                              (unaudited)


                                                                         1995         1994
                                                                     --------      -------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                           $  7,873      $ 4,336
Adjustments for noncash items included in net income-
  Depreciation and amortization                                         2,430        2,431
  Deferred income taxes                                                 4,480        2,800
  Provision for deferred employee compensation                             --           63
  Operating requirements-
    Accounts receivable (increase)                                     (2,531)        (930)
    Income tax refund receivable decrease                                 --        48,065
    Inventories (increase)                                            (12,000)      (6,265)
    Prepaid expenses (increase) decrease                                   --          (11)
    Accounts payable & accrued expenses increase                        4,577        3,963
                                                                     --------      -------

    Net cash provided by operating activities                        $  4,829      $54,452
                                                                     --------      -------

CASH FLOW FROM INVESTING ACTIVITIES

  Purchase of plant and equipment                                    $ (1,422)     $(1,706)
  Increase (decrease) in other assets                                  (2,698)          72
  Discontinued operations                                              15,024        1,151
                                                                     --------      -------

    Net cash provided by (used for) investing activities             $ 10,904      $  (483)
                                                                     --------      -------

CASH FLOW FROM FINANCING ACTIVITIES

  Decrease in debt and lease obligations                             $ (1,577)     $(1,058)
  Payment of short-term borrowings                                         --       (5,100)
  Issuance of common stock                                                767          434
                                                                     --------      -------

    Net cash (used for) financing activities                         $   (810)     $(5,724)
                                                                     --------      -------

  Net increase in cash and cash equivalents                          $ 14,923      $48,245

  Cash & cash equivalents, beginning of period                         68,991        1,226
                                                                     --------      -------

  Cash & cash equivalents, end of period                             $ 83,914      $49,471
                                                                     --------      -------
                                                                     --------      -------

  Cash paid during the period for interest                           $    642      $   603
                                                                     --------      -------
                                                                     --------      -------

  Cash paid during the period for income taxes                       $      7      $   193
                                                                     --------      -------
                                                                     --------      -------


                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS


(1) Principles of Consolidation:

    The financial statements include the consolidated accounts of UNR Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

(2) Income Taxes:

     On December 21, 1992, the Internal Revenue Service issued final regulations under Section 468B "Special Rules for Designated Settlement Funds." The Section 468B regulations deal with the tax treatment of the Company's 1989 transfer of 29.4 million shares of UNR stock to the UNR Asbestos-Disease Claims Trust. Based on these regulations, the Company and Trust elected to treat the Trust as a Qualified Settlement Fund on January 1, 1993, which entitled the Company to a tax deduction equivalent to the value of the stock held by the Trust on that date. This deduction substantially reduced the Company's 1993 income tax liability and generated tax loss carry-backs and carry-forwards. The Company received a Federal income tax refund of approximately $48.1 million in the first quarter and a state income tax refund of approximately $4.5 million in the second quarter of 1994 as a result of these carry-backs.

     At December 31, 1994, the Company had available $52.0 million of net operating loss carry-forwards to offset future taxable income through 2008. The Company also has general business tax credits of $3.0 million which are available to reduce future Federal income taxes through 2002. A portion of these credits begin to expire starting in 1997. Alternative minimum tax credits of approximately $5.5 million are available to reduce future Federal taxable income over an indefinite period.

(3) Net Income Per Share:

     Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding warrants and options were exercised, is not significant to the net income per share computation.

(4) Treasury Stock:

     In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of March 31, 1995, 1,133,565 shares have been purchased.

(5) Dividends Declared:

     On April 17, 1995, the Company paid a regular cash dividend of $.25 per share and an extraordinary dividend of $1.30 per share to stockholders of record as of the close of business on April 3, 1995. On April 1, 1994, the Company paid a regular cash dividend of $.20 per share to stockholders of record as of the close of business on March 18, 1994.

(6) Inventories:

    The interim determination of inventories under the LIFO method is based on management's estimates of the expected year-end inventory levels and costs and as such, interim financial results are subject to final year-end inventory amounts. Inventories as presented on the Balance Sheets are net of a reserve for LIFO valuation of $9.2 million at March 31, 1995, and $8.7 million at December 31, 1994.

(7) Discontinued Operation:

     On January 31, 1995, the Company entered into a definitive agreement to sell its industrial storage rack business to The Renco Group, Inc., a private holding company. This sale was consummated on March 31, 1995. Net assets of this operation for the prior year are classified as "Net assets of discontinued operations" in the accompanying balance sheets.

(8) Basis of Reporting for Interim Financial Statements:

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1994.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three month periods ended March 31, 1995, and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 1994 Annual Report and Form 10-K contains management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1994. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1994, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended March 31, 1995, with the corresponding period of 1994.

RESULTS OF OPERATIONS

     First quarter of 1995 versus first quarter of 1994:

     Net sales increased 19.3% to $101.2 million from $84.8 million in the prior year. Operating income was $13.0 million for the first quarter of 1995 versus $7.9 million for the same period last year or an increase of 64.5%. Net income was $7.9 million or $.15 per share versus $4.3 million or $.09 per share last year, or an increase of 81.6%.

     The following table shows net sales and operating income by industry segment (In Thousands):

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31

                                                    1995           1994
                                                --------        -------
    NET SALES:
      Industrial                                $ 47,003        $43,874
      Commercial                                  54,210         40,942
                                                --------        -------
        Total                                   $101,213        $84,816
                                                --------        -------
                                                --------        -------
    OPERATING INCOME:
      Industrial                                $  5,598        $ 4,241
      Commercial                                   8,812          5,002
      Corporate Expense                           (1,446)        (1,362)
                                                --------        -------
                                                --------        -------
        Total                                   $ 12,964        $ 7,881
                                                --------        -------
                                                --------        -------


     The Industrial segment (principal products of this segment are steel tubing and computerized warehouse equipment) reported net sales of $47.0 million for the first quarter of 1995 versus $43.9 million reported in the same period last year, or an increase of 7.1%. The increase in sales is due entirely to the steel tube division.

     Operating income of the Industrial segment increased 32.0% to $5.6 million for the first quarter of 1995 versus $4.2 million for the same period last year. This increase is due to strong results from our steel tube division.

     The Commercial segment (principal products of this segment are shopping carts, steel towers and shelters for the communication industry and stainless steel and composite sinks) reported net sales of $54.2 million for the first quarter of 1995 versus $40.9 million reported in the same period last year or an increase of 32.4%. The increase in sales is due primarily to strong performances of the tower division.

     Operating income for the Commercial segment was $8.8 million for the first quarter of 1995 versus $5.0 million for the same period last year or an increase of 76.2%. As with sales, this increase is due to strong results of the tower division.

     Selling, general and administrative expenses were $11.2 million or 11.1% of sales for 1995 versus $10.4 million or 12.2% of sales in 1994. This percentage reduction reflects cost cutting measures taken throughout the Company and the resulting ability to produce greater sales with less costs.

     Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest income for the first quarter of 1995 versus net interest expense for the same period last year is due to substantially greater levels of cash available during the current quarter versus the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a comparison of the working capital at March 31, 1995, and December 31, 1994:

                                            March 31, 1995    December 31, 1994
                                            --------------    -----------------
Working Capital (in millions)                   $99.9               $159.0

Working Capital Ratio                          1.7 to 1            4.2 to 1


     The Company's financial condition continues to be strong at the end of the first quarter of 1995, with working capital of $99.9 million at March 31, 1995, as compared to $159.0 million at December 31, 1994. The decline in working capital is due to the declaration of the $.25 regular and $1.30 extraordinary dividend totalling approximately $80.2 million. Our working capital ratio at March 31, 1995, after the dividend declaration, was 1.7 to 1 versus 4.2 to 1 at year-end, is still considered a strong measure of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows and borrowings under a $35.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from capital markets.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

     (A) EXHIBITS

         2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.
         4. Warrant Agreement (including form of warrant) issued pursuant to the provisions of Article III of the Company's Consolidated Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 Form 10-K.
        10. None
        11. The computation can be determined from the report.
        15. None
        18. None
        19. None
        22. None
        23. None
        24. None
        27. Financial data schedule.

     (B) Reports on Form 8-K

            None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UNR INDUSTRIES, INC.


Dated:  May 8, 1995            /s/ Henry Grey
- -------------------            -----------------------------------------------
                               Henry Grey
                               Senior Vice President-Finance, Treasurer & Chief
                               Financial Officer


Dated:  May 8, 1995            /s/ John A. Saladino
- -------------------            -----------------------------------------------
                               John A. Saladino
                               Controller & Assistant Secretary