Form 10-Q
period 1995-06-30
UNR INDUSTRIES INC
filed 1995-08-07
CIK 315641

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

(  )                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                   FROM________________   TO ____________________

                          COMMISSION FILE NUMBER 1-8009

                              UNR INDUSTRIES, INC.
                                   (DELAWARE)

                            332 South Michigan Avenue
                          Chicago, Illinois  60604-4385

                I.R.S. Employer Identification Number 36-3060977

                         TELEPHONE NUMBER (312) 341-1234




          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---    ---


                                             Outstanding as of
                                                 July 31, 1995
                                                 -------------
Common Stock $.01 par value.............            52,162,769

                         PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)


                                     THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                             1995          1994              1995          1994
                                     ------------   -----------       -----------     ---------

  Net Sales                          $    100,081      $ 91,054          $201,294     $ 175,870

  Cost of products sold                    76,426        72,054           153,444       138,600
                                     ------------      --------          --------     ---------

     Gross Profit                          23,655        19,000            47,850        37,270

  Selling, general & admin.
   expenses                                10,459        10,205            21,690        20,594
                                     ------------      --------          ---------     --------

     Operating Income                      13,196        8,795             26,160        16,676

  Interest income (expense), net             (201)        (291)               208          (726)
                                      ------------     --------          ---------     --------

  Income from continuing operations
   before income taxes                     12,995        8,504             26,368        15,950

  Income tax provision                      5,200        3,500             10,700         6,500
                                      ------------    --------           --------      --------

  Income from continuing operations         7,795        5,004             15,668         9,450

  Discontinued operation:
   Income from operation,
    net of tax                                ---          405                ---           295
   Loss on disposition,
    net of $1,500 tax benefit                 ---       (2,500)               ---        (2,500)
                                      ------------    ---------          --------      --------

  NET INCOME                          $     7,795     $  2,909           $ 15,668       $ 7,245
                                      ------------    ---------          --------      --------
                                      ------------    ---------          --------      --------

  Net Income Per Share:
  Continuing operations               $       .15     $    .10           $    .30       $   .19
  Discontinued operation:
   Income from operation                      ---          .01                ---           .01
   Loss on disposition                        ---         (.05)               ---          (.05)
                                     ------------     ---------          ---------     --------

  NET INCOME PER SHARE                $       .15     $    .06           $    .30       $   .15
                                     ------------    ---------           ---------     --------
                                     ------------    ---------           ---------     --------

  Weighted average number of shares
   outstanding                             51,890       48,763             51,511       48,569


                                         UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                                    BALANCE SHEETS
                                                    (IN THOUSANDS)
                                                      (unaudited)


                                                                                JUNE 30          DECEMBER 31
                                                               ASSETS              1995                 1994
                                                               ------           -------          -----------
       CURRENT ASSETS

        Cash and cash equivalents                                            $   11,532           $   68,991
        Accounts, notes and other receivables, less allowance for
            doubtful accounts of $4,200 in 1995 and $4,000 in 1994               49,222               51,311
        Inventories:
         Work-in-process and finished goods                                      51,040               43,773
         Raw materials and supplies                                              28,644               26,243
        Deferred income taxes                                                    15,485               16,000
        Prepaid expenses                                                          2,643                2,757
                                                                             ----------          -----------

         TOTAL CURRENT ASSETS                                                   158,566              209,075
                                                                             ----------          -----------

       PLANT AND EQUIPMENT, at cost                                             165,440              162,789

        Less:  Accumulated depreciation                                        (102,635)             (98,450)
                                                                             ----------           ----------

         TOTAL PLANT AND EQUIPMENT                                               62,805               64,339
                                                                             ----------           ----------
       OTHER ASSETS

        Deferred income taxes                                                       ---                8,610
        Net assets of discontinued operations                                       ---               11,244
        Other                                                                     8,425                6,179
                                                                             ----------           ----------

       TOTAL ASSETS                                                          $  229,796           $  299,447
                                                                             ----------           ----------
                                                                             ----------           ----------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

       CURRENT LIABILITIES

        Accounts payable                                                     $    8,650           $   14,063
        Accrued expenses                                                         30,695               31,602
        Current portion of long-term liabilities                                  3,493                3,470
        Accrued income taxes                                                      1,761                  907
                                                                             ----------           ----------

         TOTAL CURRENT LIABILITIES                                               44,599               50,042
                                                                             ----------           ----------
       LONG-TERM LIABILITIES                                                     20,845               23,278
                                                                             ----------           ----------
       WARRANTS                                                                     ---                5,531
                                                                             ----------           ----------

       STOCKHOLDERS' EQUITY

        Common stock                                                                524                   516
        Capital surplus                                                          66,750               130,497
        Retained earnings                                                       106,297               102,023
        Treasury stock                                                           (1,631)               (2,751)
        Notes receivable from officers                                           (7,104)               (9,100)
        Unearned portion of restricted stock                                       (484)                 (589)
                                                                             ----------           -----------

         TOTAL STOCKHOLDERS' EQUITY                                             164,352               220,596
                                                                             ----------           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  229,796           $   299,447
                                                                             ----------           -----------
                                                                             ----------           -----------


                                          UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                                STATEMENTS OF CASH FLOWS

                                            FOR THE SIX MONTHS ENDED JUNE 30
                                                     (IN THOUSANDS)
                                                       (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                                     1995            1994
                                                                    ---------       ---------

Net Income                                                           $  15,668      $   7,245
Adjustments for noncash items included in net income-
           Depreciation and amortization                                 4,863          4,872
           Deferred income taxes                                         9,125          5,770
           Provision for deferred employee compensation                     82            140
           Operating requirements-
            Accounts receivable (increase)                                (612)        (4,715)
            Income tax refund receivable decrease                          ---         52,603
            Inventories (increase)                                      (9,668)       (12,305)
            Prepaid expenses decrease                                      114            378
            Accounts payable & accrued expenses increase (decrease)     (7,237)         5,600
                                                                     ----------     ----------

              Net cash provided by operating activities              $  12,335      $  59,588
                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

           Purchase of plant and equipment                           $  (2,756)     $  (3,543)
           Proceeds from the sale of plant and equipment                   ---            176
           (Increase) decrease in other assets                            (118)            31
           Discontinued operations                                      13,015           (140)
                                                                     ----------     ----------

            Net cash provided by (used for) investing activities     $  10,141      $  (3,476)
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

           (Decrease) in debt and lease obligations                  $  (2,411)     $    (545)
           Payment of short-term borrowings                                ---         (5,100)
           Dividends paid                                              (80,211)        (9,738)
           Repayment of officers loan                                    1,995            ---
           Issuance of common stock                                        692            547
                                                                     ----------     ----------

            Net cash (used for) financing activities                 $ (79,935)     $ (14,836)
                                                                     ----------     ----------

           Net increase (decrease) in cash and cash equivalents      $ (57,459)     $  41,276
           Cash & cash equivalents, beginning of period                 68,991          1,226
                                                                     ----------     ----------

           Cash & cash equivalents, end of period                    $  11,532      $  42,502
                                                                     ----------     ----------
                                                                     ----------     ----------

           Cash paid during the period for interest                  $   1,257      $   1,277
                                                                     ----------     ----------
                                                                     ----------     ----------


           Cash paid during the period for income taxes              $     602      $     888
                                                                     ----------     ----------
                                                                     ----------     ----------


                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(1)  Principles of Consolidation:

     The financial statements include the consolidated accounts of UNR Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation.

(2)  Income Taxes:

     On December 21, 1992, the Internal Revenue Service issued final regulations under Section 468B "Special Rules for Designated Settlement Funds." The Section 468B regulations deal with the tax treatment of the Company's 1989 transfer of
29.4 million shares of UNR stock to the UNR Asbestos-Disease Claims Trust.
Based on these regulations, the Company and Trust elected to treat the Trust as a Qualified Settlement Fund on January 1, 1993, which entitled the Company to a tax deduction equivalent to the value of the stock held by the Trust on that date. This deduction substantially reduced the Company's 1993 income tax liability and generated tax loss carry-backs and carry-forwards. The Company received a Federal income tax refund of approximately $48.1 million in the first quarter of 1994 and a state income tax refund of approximately $4.5 million in the second quarter of 1994 as a result of these carry-backs.

     At December 31, 1994, the Company has available $52.0 million of net operating loss carry-forwards to offset future taxable income through 2008. The Company also has general business tax credits of $3.0 million which are available to reduce future Federal income taxes through 2002. A portion of these credits begin to expire starting in 1997, to the extent not utilized by that time. Alternative minimum tax credits of approximately $5.5 million are available to reduce future Federal income taxes over an indefinite period.

     In the fourth quarter of 1994, the Company reversed $10.0 million (or $.20 per share) of the valuation allowance recorded in the fourth quarter of 1992. This reversal was made based upon management's judgment regarding the realizability of the net operating loss and credit carry-forwards.

(3)  Net Income Per Share:

     Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding warrants and options were exercised, is not significant to the net income per share computation.

(4)  Treasury Stock:

     In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of June 30, 1995, 1,133,565 shares have been purchased.

(5)  Dividends Declared:

     On April 17, 1995, the Company paid a regular cash dividend of $.25 per share and an extraordinary dividend of $1.30 per share to stockholders of record as of the close of business on April 3, 1995. On April 1, 1994, the Company paid a regular cash dividend of $.20 per share to stockholders of record as of the close of business on March 18, 1994.

(6)  Inventories:

     The interim determination of inventories under the LIFO method is based on management's estimates of the expected year-end inventory levels and costs, and as such, interim financial results are subject to final year-end inventory amounts. Inventories as presented on the balance sheets are net of a reserve for LIFO valuation of $9.2 million at June 30, 1995, and $8.7 million at December 31, 1994.

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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three- and six-month periods ended June 30, 1995, and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 1994 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1994. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1994, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three- and six-month periods ended June 30, 1995, with the corresponding period of 1994.

RESULTS OF OPERATIONS

     Second quarter of 1995 versus second quarter of 1994:

     Net sales increased 9.9% to $100.1 million from $91.1 million in the prior year. Operating income was $13.2 million for the second quarter of 1995 versus $8.8 million for the same period last year, or an increase of 50.0%. Net income was $7.8 million or $.15 per share versus $2.9 million or $.06 per share last year. Prior year second quarter results included an after-tax charge of $2.5 million or $.05 per share relating to the discontinuance of the industrial storage rack division.

     The following table shows net sales and operating income by industry segment (In Thousands):


                                                FOR THE THREE MONTHS
                                                    ENDED JUNE 30

                                                 1995              1994
                                           ----------        ----------


       NET SALES:
        Industrial                         $   40,160        $   47,362
        Commercial                             59,921            43,692
                                           ----------        ----------

         Total                             $  100,081        $   91,054
                                           ----------        ----------
                                           ----------        ----------

       OPERATING INCOME:
        Industrial                         $   4,290         $    4,855
        Commercial                            10,285              5,411
        Corporate Expense                     (1,379)            (1,471)
                                           ----------        ----------

         Total                             $  13,196         $    8,795
                                           ----------        ----------
                                           ----------        ----------



     The Industrial segment (principal products of this segment are steel tubing and computerized warehouse control systems) reported net sales of $40.2 million for the second quarter of 1995 versus $47.4 million reported in the same period last year, or a decrease of 15.2%. The decrease in sales is due entirely to the steel tube division.

     Operating income of the Industrial segment decreased 11.6% to $4.3 million for the second quarter of 1995 versus $4.9 million for the same period last year. This decrease is due to a slight slowdown in the economy and additional competition has come on line in the structural tube market, both of which have affected results of the steel tube division.

     The Commercial segment (principal products of this segment are shopping carts, steel towers and shelters for the communications industry, and stainless steel and composite sinks) reported net sales of $59.9 million for the second quarter of 1995 versus $43.7 million reported in the same period last year or an increase of 37.1%. The increase in Commercial segment sales is due to the tower division as continued strong growth within the wireless communication industry which has resulted in high demand for the tower division's products.

     Operating income for the Commercial segment was $10.3 million for the second quarter of 1995 versus $5.4 million for the same period last year or an increase of 90.1%. As with sales, this increase is due to strong results of the tower division.

     Selling, general and administrative expenses were $10.5 million or 10.5% of sales for 1995 versus $10.2 million or 11.2% of sales in 1994. This percentage reduction reflects cost cutting measures taken throughout the Company and the resulting ability to produce greater sales with less costs.

     Net interest expense in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. The net expense decrease is due to higher interest rates earned on investments in the current quarter versus last year and less debt outstanding.

     Income from continuing operations in the second quarter of 1995 was $7.8 million or $.15 per share versus $5.0 million or $.10 per share for the same period last year. This increase is due primarily to the strong results at our tower division.

RESULTS OF OPERATIONS

     First six months of 1995 versus first six months of 1994:

     Net sales increased 14.5% to $201.3 million from $175.9 million in the prior year. Operating income was $26.2 million for the first six months of 1995 versus $16.7 million in the same period last year or an increase of 56.9%. Net income was $15.7 million or $.30 per share in this year's first half versus $7.2 million or $.15 per share in the prior year's first half. Prior year first half results include the previously mentioned $2.5 million or $.05 per share charge for the discontinuance of the industrial storage rack division.

     The following table shows net sales and operating income by industry segment (In Thousands):


                                                 FOR THE SIX MONTHS
                                                    ENDED JUNE 30

                                                     1995           1994
                                                ----------    ----------

                  NET SALES:
                   Industrial                   $   87,164    $  91,236
                   Commercial                      114,130       84,634
                                                ----------    ---------

                    Total                       $  201,294    $ 175,870
                                                ----------    ---------
                                                ----------    ---------


                  OPERATING INCOME:
                   Industrial                   $    9,887    $   9,096
                   Commercial                       19,098       10,413
                   Corporate Expense                (2,825)      (2,833)
                                                ----------    ---------

                     Total                      $   26,160    $  16,676
                                                ----------    ---------
                                                ----------    ---------



     The Industrial segment reported net sales of $87.2 million for the first six months of 1995 versus $91.2 million reported in the same period last year, or a decrease of 4.5%. This decrease is due entirely to the steel tube division.

     Operating income for the Industrial segment increased 8.7% to $9.9 million for the first six months of 1995 versus $9.1 million reported for the first six months of 1994. This increase is due primarily to improved results at our computerized warehouse control system division, although the steel tube division also reported an increase for the first six months of 1995 versus 1994.

     The Commercial segment reported net sales of $114.1 million for the first six months of 1995 versus $84.6 million reported in the same period last year or an increase of 34.9%. The tower division accounts for the increase in sales in this segment.

     Operating income for the Commercial segment for the first six months of 1995 was $19.1 million versus $10.4 million reported in the same period last year. Increased sales of towers and shelters has resulted in double digit earnings growth at the tower division.

     Selling, general and administrative expenses were $21.7 million or 10.8% of sales for 1995 versus $20.6 million or 11.7% of sales in 1994.

     Net interest income (expense) is income in the first half of 1995 versus expense for the same period in the prior year due to generally higher levels of available cash.

     Income from continuing operations was $15.7 million or $.30 per share in the first half of 1995 versus $9.5 million or $.19 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a comparison of the working capital at June 30, 1995, and December 31, 1994:


                                           JUNE 30, 1995    DECEMBER 31, 1994
                                           -------------    -----------------
Working Capital (in millions)                     $114.0               $159.0

Working Capital Ratio                           3.5 to 1             4.2 to 1


     The Company's financial condition continues to be strong at the end of the second quarter of 1995, with working capital of $114.0 million at June 30, 1995,
as compared to $159.0 million at December 31, 1994.   The decline in working
capital is due to the declaration of the $.25 regular and $1.30 extraordinary dividend totalling approximately $80.2 million. The Company's working capital ratio, a measure of short-term liquidity decreased from 4.2 to 1 to 3.5 to 1. Both measures are considered strong indicators of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows and borrowings under a $35.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the May 4, 1995, Annual Meeting of UNR Industries, Inc., the following matters were voted upon and approved:

  (1) The following nominees were elected as Directors to serve until the 1996 Annual Meeting or until their successors are elected and qualify:


                                        VOTES FOR       VOTES WITHHELD
                                        ---------       --------------
          Charles M. Brennan III        48,449,801        16,013
          Darius W. Gaskins, Jr.        48,450,901        14,913
          Thomas A. Gildehaus           48,450,901        14,913
          Gene Locks                    48,415,138        50,676
          Ruth R. McMullin              48,443,101        22,713
          Thomas F. Meagher             48,449,301        16,513
          Robert B. Steinberg           48,412,568        53,246
          William J. Williams           49,449,101        22,713



  (2)     Approval of the 1994 Nonemployee Director Stock Ownership Plan:


               Votes for           -    47,406,518
               Against             -       863,058
               Abstain             -       196,238
               Broker Non Votes    -             0


  (3) Ratification of the appointment of the firm of Arthur Andersen LLP as the Company's independent public accountant for 1995:

               Votes for           -    48,407,739
               Against             -        21,336
               Abstain             -        36,739
               Broker Non Votes    -             0



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

                              UNR INDUSTRIES, INC.


DATED: JULY 31, 1995         /S/ HENRY GREY
                             -----------------------------------

                             Henry Grey
                             Senior Vice President-Finance, Treasurer & Chief Financial Officer


DATED: JULY 31, 1995         /S/ JOHN A. SALADINO
                             -----------------------------------
                             John A. Saladino
                             Controller & Assistant Secretary