Form 10-Q
period 1995-09-30
UNR INDUSTRIES INC
filed 1995-11-14
CIK 315641

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1995

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

                         TELEPHONE NUMBER (312) 341-1234




          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                       ---    ---

                                             Outstanding as of
                                                November 10, 1995
                                              -----------------

Common Stock $.01 par value................               52,162,769

                         PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (unaudited)

                                      THREE MONTHS ENDED SEPT 30      NINE MONTHS ENDED SEPT 30
                                             1995           1994           1995            1994
                                      -----------   ------------   ------------    ------------
     Net Sales                         $    91,921   $     94,169  $    293,215    $    270,039

     Cost of products sold                  70,893         73,468       224,337         212,068
                                       -----------   ------------  ------------    ------------
        Gross Profit                        21,028         20,701        68,878          57,971

     Selling, general & admin.
      expenses                               9,067         10,603        30,757          31,197
                                       -----------   ------------  ------------    ------------
        Operating Income                    11,961         10,098        38,121          26,774

     Interest income (expense), net           (190)           (93)            18           (819)
                                       -----------   ------------  ------------    ------------
     Income from continuing operations
      before income taxes                   11,771         10,005         38,139         25,955

     Income tax provision                    4,700          4,000         15,400         10,500
                                       -----------   ------------  ------------    ------------
     Income from continuing operations       7,071          6,005         22,739         15,455

     Discontinued operation:
      Income from operation,
       net of tax                              ---            ---            ---            295
      Loss on disposition,
       net of $1,500 tax benefit               ---            ---            ---         (2,500)
                                       -----------   ------------  ------------    ------------
     NET INCOME                        $     7,071   $      6,005  $      22,739   $     13,250
                                       -----------   ------------  ------------    ------------
                                       -----------   ------------  ------------    ------------
     Net Income Per Share:
     Continuing operations             $       .14   $        .12  $        .44    $        .31
     Discontinued operation:
      Income from operation                    ---            ---            ---            .01
      Loss on disposition                      ---            ---            ---           (.05)
                                       -----------   ------------  ------------    ------------
     NET INCOME PER SHARE              $        14   $        .12  $         .44   $        .27
                                       -----------   ------------  ------------    ------------
                                       -----------   ------------  ------------    ------------
     Weighted average number of shares
      outstanding                           52,142         49,349         51,704         48,857

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                 BALANCE SHEETS
                                 --------------
                                 (In Thousands)
                                 --------------
                                   (unaudited)

                                                                         SEPTEMBER 30    DECEMBER 31
                                    ASSETS                                       1995           1994
                                    ------                               ------------    -----------
CURRENT ASSETS
--------------
  Cash and cash equivalents                                              $     31,828    $    68,991
  Accounts, notes and other receivables, less allowance for doubtful accounts of $4,400 in 1995 and $4,000 in 1994
  Inventories:
    Work-in-process and finished goods                                         49,707         43,773
    Raw materials and supplies                                                 28,481         26,243
  Deferred income taxes                                                        11,126         16,000
  Prepaid expenses                                                              2,787          2,757
                                                                         ------------    -----------
    TOTAL CURRENT ASSETS                                                      172,709        209,075
                                                                         ------------    -----------
PLANT AND EQUIPMENT, at cost                                                  166,225        162,789
-------------------
  Less: Accumulated depreciation                                             (104,091)       (98,450)

    TOTAL PLANT AND EQUIPMENT                                                  62,134         64,339

OTHER ASSETS
------------
  Deferred income taxes                                                           ---          8,610
  Net assets of discontinued operations                                           ---         11,244
  Other                                                                         8,207          6,179

TOTAL ASSETS


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
-------------------
  Accounts payable                                                       $     16,499    $    14,063
  Accrued expenses                                                             29,998         31,602
  Current portion of long-term liabilities                                      3,505          3,470
  Accrued income taxes                                                          1,424            907
                                                                         ------------    -----------
    TOTAL CURRENT LIABILITIES                                                  51,426         50,042
                                                                         ------------    -----------
LONG-TERM LIABILITIES                                                          19,964         23,278
---------------------                                                    ------------    -----------

WARRANTS                                                                         ----          5,531
--------                                                                 ------------    -----------

STOCKHOLDERS' EQUITY
--------------------
  Common stock                                                                    525            516
  Capital surplus                                                              66,932        130,497
  Retained earnings                                                           113,368        102,023
  Treasury stock                                                               (1,630)        (2,751)
  Notes receivable from officers                                               (7,104)        (9,100)
  Unearned portion of restricted stock                                           (431)          (589)
                                                                         ------------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                                171,660        220,596
                                                                         ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    243,050    $   299,447
                                                                         ------------    -----------
                                                                         ------------    -----------

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                            1995          1994
                                                                      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $   22,739     $  13,250
Adjustments for noncash items included in net income-
     Depreciation and amortization                                         7,258         7,303
     Deferred income taxes                                                13,484         9,020
     Disposal of plant and equipment                                         ---             1
     Provision for deferred employee compensation                            134           253
     Operating requirements-
          Accounts receivable (increase)                                    (169)      (10,962)
          Income tax refund receivable decrease                              ---        52,603
          Inventories (increase)                                          (8,172)      (12,134)
          Prepaid expenses decrease                                          154            93
          Accounts payable & accrued expenses increase (decrease)            (63)        6,089
                                                                      ----------     ---------

     Net cash provided by operating activities                        $   35,365     $  65,516
                                                                      ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of plant and equipment                                  $   (4,197)    $  (6,593)
     Proceeds from the sale of plant and equipment                           ---           176
     (Increase) in other assets                                             (185)         (178)
     Discontinued operations                                              12,657         4,549
                                                                      ----------     ---------

     Net cash provided by (used for) investing activities             $    8,275     $  (2,046)
                                                                      ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) in debt and lease obligations                $   (3,279)    $     731
     Payment of short-term borrowings                                        ---        (5,100)
     Dividends paid                                                      (80,211)       (9,738)
     Loans to officers                                                       ---        (9,100)
     Repayment of officers' loans                                          1,995           ---
     Issuance of common stock                                                692         9,839
                                                                      ----------     ---------

     Net cash (used for) financing activities                         $  (80,803)    $(13,368)

     Net increase (decrease) in cash and cash equivalents             $  (37,163)    $  50,102
     Cash & cash equivalents, beginning of period                         68,991         1,226
                                                                      ----------     ---------

     Cash & cash equivalents, end of period                           $   31,828     $  51,328
                                                                      ----------     ---------
                                                                      ----------     ---------

     Cash paid during the period for interest                         $    1,858     $   1,872
                                                                      ----------     ---------
                                                                      ----------     ---------

     Cash paid during the period for income taxes                     $    1,253     $   1,182
                                                                      ----------     ---------
                                                                      ----------     ---------

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

(3)  Net Income Per Share:

     Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding options were exercised, is not significant to the net income per share computation.

(4)  Treasury Stock:

     In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of September 30, 1995, 1,133,565 shares have been purchased.

(5)  Dividends Declared:

     On April 17, 1995, the Company paid a regular cash dividend of $.25 per share and an extraordinary dividend of $1.30 per share to stockholders of record as of the close of business on April 3, 1995. On April 1, 1994, the Company paid a regular cash dividend of $.20 per share to stockholders of record as of the close of business on March 18, 1994.

(6)  Inventories:

     The interim determination of inventories under the LIFO method is based on management's estimates of the expected year-end inventory levels and costs, and as such, interim financial results are subject to final year-end inventory amounts. Inventories as presented on the balance sheets are net of a reserve for LIFO valuation of $8.1 million at September 30, 1995, and $8.7 million at December 31, 1994.

(7)  Discontinued Operation:

     On January 31, 1995, the Company entered into a definitive agreement to sell its industrial storage rack business to The Renco Group, Inc., a private
holding company.  This sale was consummated on March 31, 1995.   Net assets of
this operation for the prior year are classified as "Net assets of discontinued operations" in the accompanying balance sheets.

(8)  Sale of the Company:

     On September 7, 1995, the Company announced that its Board of Directors had authorized Company management to explore the sale of all or a majority of the common stock of the Company. J.P. Morgan Securities Inc., the Company's financial advisor, will assist in the process.

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

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair a statement of the results of operations for the three- and nine-month periods ended September 30, 1995, and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 1994 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1994. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1994, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three- and nine-month periods ended September 30, 1995, with the corresponding period of 1994.

RESULTS OF OPERATIONS

     Third quarter of 1995 versus third quarter of 1994:

     Net sales decreased 2.4% to $91.9 million from $94.2 million in the prior year. Operating income was $12.0 million for the third quarter of 1995 versus $10.1 million for the same period last year, or an increase of 18.4%. Net income was $7.1 million or $.14 per share versus $6.0 million or $.12 per share last year.

     The following table shows net sales and operating income by industry segment (In Thousands):


                                     FOR THE THREE MONTHS
                                      ENDED SEPTEMBER 30
                                     --------------------

                                         1995           1994
                                 ------------    -----------
     NET SALES:
       Industrial                $     38,594    $    43,721
       Commercial                      53,327         50,448
                                 ------------    -----------

         Total                   $    91,921     $    94,169
                                 ------------    -----------
                                 ------------    -----------

     OPERATING INCOME:
       Industrial                $      3,695    $     4,164
       Commercial                       9,448          7,188
       Corporate Expense               (1,182)        (1,254)
                                 ------------    -----------

         Total                   $     11,961    $    10,098
                                 ------------    -----------
                                 ------------    -----------

     The Industrial segment (principal products of this segment are steel tubing and computerized warehouse control systems) reported net sales of $38.6 million for the third quarter of 1995 versus $43.7 million reported in the same period last year, or a decrease of 11.7%. The decrease in sales is due entirely to the steel tube division.

     Operating income of the Industrial segment decreased 11.3% to $3.7 million for the third quarter of 1995 versus $4.2 million for the same period last year. This decrease is due to a result of pressure on margin due to lower steel prices and lower shipments caused by a slight downturn in the economy and inventory adjustments by many customers.

     The Commercial segment (principal products of this segment are shopping carts, steel towers and shelters for the communications industry, and stainless steel and composite sinks) reported net sales of $53.3 million for the third quarter of 1995 versus $50.4 million reported in the same period last year or an increase of 5.7%. The increase in Commercial segment sales is due to the tower division as continued strong growth within the wireless communication industry has resulted in high demand for the tower division's products and to an increase in sales of sinks.

     Operating income for the Commercial segment was $9.4 million for the third quarter of 1995 versus $7.2 million for the same period last year, or an increase of 31.4%. As with sales, this increase is due primarily to strong results of the tower division.

     Selling, general and administrative expenses were $9.1 million or 9.9% of sales for 1995 versus $10.6 million or 11.3% of sales in 1994. This percentage reduction reflects cost cutting measures taken throughout the Company and the resulting ability to produce greater sales with less costs.

     Net interest expense in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. The net expense increase is due to the lower level of available cash in the third quarter of 1995 versus the same period last year.

     Income from continuing operations in the third quarter of 1995 was $7.1 million or $.14 per share versus $6.0 million or $.12 per share for the same period last year. This increase is due primarily to the strong results at our tower division.

RESULTS OF OPERATIONS

     First nine months of 1995 versus first nine months of 1994:

     Net sales increased 8.6% to $293.2 million from $270.0 million in the prior year. Operating income was $38.1 million for the first nine months of 1995 versus $26.8 million in the same period last year or an increase of 42.4%. Net income was $22.7 million or $.44 per share in this year's first nine months versus $13.2 million or $.27 per share in the prior year's first nine months. Prior year first nine months' results include an after-tax charge of $2.5 million or a $.05 per share charge for the discontinuance of the industrial storage rack division.

     The following table shows net sales and operating income by industry segment (In Thousands):


                                     FOR THE THREE MONTHS
                                      ENDED SEPTEMBER 30
                                     --------------------

                                         1995           1994
                                 ------------    -----------
     NET SALES:
       Industrial                $    125,758    $   134,957
       Commercial                     167,457        135,082
                                 ------------    -----------

         Total                   $    293,215    $   270,039
                                 ------------    -----------
                                 ------------    -----------

     OPERATING INCOME:
       Industrial                $     13,583    $    13,261
       Commercial                      28,546         17,601
       Corporate Expense               (4,008)        (4,088)
                                 ------------    -----------

         Total                   $     38,121    $    26,774
                                 ------------    -----------
                                 ------------    -----------

     The Industrial segment reported net sales of $125.8 million for the first nine months of 1995 versus $135.0 million reported in the same period last year, or a decrease of 6.8%. This decrease is due entirely to the steel tube division.

     Operating income for the Industrial segment increased 2.4% to $13.6 million for the first nine months of 1995 versus $13.3 million reported for the first nine months of 1994. Results have been favorably affected by a LIFO credit due to decreasing steel prices.

     The Commercial segment reported net sales of $167.4 million for the first nine months of 1995 versus $135.1 million reported in the same period last year, or an increase of 24.0%. The tower division accounts for the increase in sales in this segment.

     Operating income for the Commercial segment for the first nine months of 1995 was $28.5 million versus $17.6 million reported in the same period last year. Increased sales of towers and shelters have resulted in double-digit earnings growth at the tower division.

     Selling, general and administrative expenses were $30.8 million or 10.5% of sales for 1995 versus $31.2 million or 11.6% of sales in 1994.

     Net interest income (expense) is income in the first nine months of 1995 versus expense for the same period in the prior year due to generally higher levels of available cash in 1995.

     Income from continuing operations was $22.7 million or $.44 per share in the first nine months of 1995 versus $15.5 million or $.31 per share for the same period last year.

SALE OF THE COMPANY

     As stated in Note 8 to the Financial Statements, above, the Company announced that the Board of Directors authorized Company management to explore the sale of all or a majority of the common stock of the Company. Management is working with J.P. Morgan Securities Inc., the Company's financial advisor, in this process. The successful negotiation or consummation of a transaction cannot be predicted. If a transaction is consummated, it would likely affect future operations and the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a comparison of the working capital at September 30, 1995, and December 31, 1994:

                                         September 30, 1995    December 31, 1994
                                         ------------------    -----------------
     Working Capital (in millions)             $121.3               $159.0

     Working Capital Ratio                    3.4 to 1             4.2 to 1

     The Company's financial condition continues to be strong at the end of the third quarter of 1995, with working capital of $121.3 million at September 30, 1995, as compared to $159.0 million at December 31, 1994. The decline in working capital is due to the declaration of the $.25 regular and $1.30 extraordinary dividend totalling approximately $80.2 million. The Company's working capital ratio, a measure of short-term liquidity, decreased from 4.2 to 1 to 3.4 to 1. Both measures are considered strong indicators of liquidity.
The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows and borrowings under a $35.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As described in Item 3, Legal Proceedings, of UNR's Form 10-K for the fiscal year ended December 31, 1994, certain former employees of a predecessor company's Bloomington, Illinois, plant ("Bloomington Workers") and Paterson, New Jersey, plant ("Paterson Workers") contended that their asbestos-disease claims should be classified as Class 2 claims (workers' compensation claims to be paid in full by UNR) under UNR's 1989 Plan of Reorganization. UNR contended that the workers' claims should be classified solely as Class 5 claims which are channeled to the UNR Asbestos-Disease Claims Trust (the "Trust"). On July 31, 1995, the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"), entered an agreed order finding that the claims of the Paterson Workers are solely Class 5 claims under the Plan of Reorganization. On September 18, 1995, the Bankruptcy Court, pursuant to a settlement agreement, entered an agreed order finding that Bloomington Workers accepted the Trust's offer with respect to each claim and removing the matter from adjudication. The parties have agreed that the specific terms of the settlement agreement are to remain confidential. The disposition of these claims will not have any material adverse effect on Registrant's operations or its financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

     (A)  EXHIBITS

          2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.
          4. Warrant Agreement (including form of warrant) issued pursuant to the provisions of Article III of the Company's Consolidated Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 Form 10-K.
          10.  None.
          11.  The computation can be determined from the report.
          15.  None.
          18.  None.
          19.  None.
          22.  None.
          23.  None.
          24.  None.
          27.  Financial data schedule.

     (B)  Reports on Form 8-K

               None.


                                   SIGNATURES

     Pursuant to the requirements to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNR INDUSTRIES, INC.

Dated: November 10, 1995   /s/ Henry Grey
------------------------   -------------------------------
                           Henry Grey
                           Senior Vice President-Finance, Treasurer & Chief
                           Financial Officer

Dated: November 10, 1995   /s/ John A. Saladino
------------------------   -------------------------------
                           John A. Saladino
                           Controller & Assistant Secretary