Form 10-Q/A
period 1995-09-30
UNR INDUSTRIES INC
filed 1995-11-15
CIK 315641

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                    FORM 10-Q/A


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1995

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

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES
                      -------------------------------------

                                 BALANCE SHEETS
                                 --------------
                                 (In Thousands)
                                 --------------
                                   (unaudited)


                                                                         SEPTEMBER 30    DECEMBER 31
                                    ASSETS                                       1995           1994
                                    ------                               ------------    -----------
CURRENT ASSETS
--------------
  Cash and cash equivalents                                              $     31,828    $    68,991
  Accounts, notes and other receivables, less allowance for doubtful
   accounts of $4,400 in 1995 and $4,000 in 1994                               48,780         51,311
   Inventories:
    Work-in-process and finished goods                                         49,707         43,773
    Raw materials and supplies                                                 28,481         26,243
  Deferred income taxes                                                        11,126         16,000
  Prepaid expenses                                                              2,787          2,757
                                                                         ------------    -----------
    TOTAL CURRENT ASSETS                                                      172,709        209,075
                                                                         ------------    -----------
PLANT AND EQUIPMENT, at cost                                                  166,225        162,789
-------------------
  Less: Accumulated depreciation                                             (104,091)       (98,450)
                                                                         ------------    -----------

    TOTAL PLANT AND EQUIPMENT                                                  62,134         64,339
                                                                         ------------    -----------

OTHER ASSETS
------------
  Deferred income taxes                                                           ---          8,610
  Net assets of discontinued operations                                           ---         11,244
  Other                                                                         8,207          6,179
                                                                         ------------    -----------
TOTAL ASSETS                                                             $    243,050    $   299,447
                                                                         ------------    -----------
                                                                         ------------    -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
-------------------
  Accounts payable                                                       $     16,499    $    14,063
  Accrued expenses                                                             29,998         31,602
  Current portion of long-term liabilities                                      3,505          3,470
  Accrued income taxes                                                          1,424            907
                                                                         ------------    -----------
    TOTAL CURRENT LIABILITIES                                                  51,426         50,042
                                                                         ------------    -----------
LONG-TERM LIABILITIES                                                          19,964         23,278
---------------------                                                    ------------    -----------

WARRANTS                                                                         ----          5,531
--------                                                                 ------------    -----------

STOCKHOLDERS' EQUITY
--------------------
  Common stock                                                                    525            516
  Capital surplus                                                              66,932        130,497
  Retained earnings                                                           113,368        102,023
  Treasury stock                                                               (1,630)        (2,751)
  Notes receivable from officers                                               (7,104)        (9,100)
  Unearned portion of restricted stock                                           (431)          (589)
                                                                         ------------    -----------
    TOTAL STOCKHOLDERS' EQUITY                                                171,660        220,596
                                                                         ------------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    243,050    $   299,447
                                                                         ------------    -----------
                                                                         ------------    -----------

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                            1995          1994
                                                                      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                            $   22,739     $  13,250
Adjustments for noncash items included in net income-
     Depreciation and amortization                                         7,258         7,303
     Deferred income taxes                                                13,484         9,020
     Disposal of plant and equipment                                         ---             1
     Provision for deferred employee compensation                            134           253
     Operating requirements-
          Accounts receivable (increase)                                    (169)      (10,962)
          Income tax refund receivable decrease                              ---        52,603
          Inventories (increase)                                          (8,172)      (12,134)
          Prepaid expenses decrease                                          154            93
          Accounts payable & accrued expenses increase (decrease)            (63)        6,089
                                                                      ----------     ---------

     Net cash provided by operating activities                        $   35,365     $  65,516
                                                                      ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of plant and equipment                                  $   (4,197)    $  (6,593)
     Proceeds from the sale of plant and equipment                           ---           176
     (Increase) in other assets                                             (185)         (178)
     Discontinued operations                                              12,657         4,549
                                                                      ----------     ---------

     Net cash provided by (used for) investing activities             $    8,275     $  (2,046)
                                                                      ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase (decrease) in debt and lease obligations                $   (3,279)    $     731
     Payment of short-term borrowings                                        ---        (5,100)
     Dividends paid                                                      (80,211)       (9,738)
     Loans to officers                                                       ---        (9,100)
     Repayment of officers' loans                                          1,995           ---
     Issuance of common stock                                                692         9,839
                                                                      ----------     ---------

     Net cash (used for) financing activities                         $  (80,803)    $(13,368)
                                                                      ----------     ---------
     Net increase (decrease) in cash and cash equivalents             $  (37,163)    $  50,102
     Cash & cash equivalents, beginning of period                         68,991         1,226
                                                                      ----------     ---------

     Cash & cash equivalents, end of period                           $   31,828     $  51,328
                                                                      ----------     ---------
                                                                      ----------     ---------

     Cash paid during the period for interest                         $    1,858     $   1,872
                                                                      ----------     ---------
                                                                      ----------     ---------

     Cash paid during the period for income taxes                     $    1,253     $   1,182
                                                                      ----------     ---------
                                                                      ----------     ---------

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


     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three- and nine-month periods ended September 30, 1995, and 1994. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


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


     Operating income of the Industrial segment decreased 11.3% to $3.7 million for the third quarter of 1995 versus $4.2 million for the same period last year. This decrease is due to a result of pressure on margins due to lower steel prices and lower shipments caused by a slight downturn in the economy and inventory adjustments by many customers.


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



                                     FOR THE NINE MONTHS
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