Form 10-K
period 1995-12-31
UNR INDUSTRIES INC
filed 1996-03-27
CIK 315641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
 ( ) TRANSITION REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ------------------ TO
     ------------------

                           COMMISSION FILE NO. 1-8009

                              UNR INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         36-3060977
--------------------------------------------  --------------------
          (State of Incorporation)              (I.R.S. Employer
                                              Identification No.)

332 SOUTH MICHIGAN AVENUE, CHICAGO, ILLINOIS       60604-4385
--------------------------------------------  --------------------
  (Address of Principal Executive Office)          (Zip Code)

                                 (312) 341-1234
              (Registrant's Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

                                                                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                              ON WHICH REGISTERED
--------------------------------------------------------------------------------------------  --------------------------
Common Stock $.01 par value.................................................................    Chicago Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES _X_   NO ____

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    As of March 15, 1996, 52,715,824 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates is $166,600,000 based upon the average bid and asked prices of such stock as of March 15, 1996.

Documents incorporated by reference:

(1) Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1995. Certain information therein is incorporated by reference into
Part I, Part II and Part IV hereof.

(2) Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 1996. Certain information therein is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

  (a) GENERAL DEVELOPMENT OF BUSINESS

    UNR Industries, Inc. a Delaware corporation ("Registrant" or "UNR"), was organized in 1979 as a holding company.

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

    Pursuant to the Plan, 42,404,847 shares of common stock of the reorganized Registrant were issued to the UNR Asbestos-Disease Claims Trust (the "Trust"), the unsecured creditors and to the existing and future asbestos claimants in full discharge of all claims. The Plan also provided that all proceeds from the litigation against certain insurance companies would become unencumbered assets of the Registrant. Existing shareholders retained 3,687,378 shares of common stock and received six-year warrants to purchase an additional 3,687,378 shares of common stock at $5.15 per share.

    On December 31, 1992, Unarco Industries, Inc. and UNR, Inc. merged into UNR Industries, Inc. All remaining subsidiaries became wholly owned subsidiaries of UNR Industries, Inc., except Holco Corporation which remains a wholly owned subsidiary of Leavitt Structural Tubing Company, a wholly owned subsidiary of UNR Industries, Inc.

    On June 11, 1993, UNR received a letter from the Trust, holder at that time of 62% of the common stock of the Registrant, proposing that UNR's Board of Directors consider retaining a financial adviser to solicit third-party proposals for acquisition of UNR through a merger or other business combination in which UNR's shareholders would receive cash for their shares and to advise whether any such proposed transactions would be fair from a financial point of view to UNR's shareholders.

    On June 22, 1993, UNR's Board of Directors established a Special Committee of independent directors to consider and to implement appropriate action in response to the Trust's proposal, including the solicitation and evaluation of offers for acquisition of UNR and to make a report and recommendation to the Board of Directors.

    On August 4, 1993, the Special Committee engaged J.P. Morgan Securities Inc. as its financial adviser. On February 9, 1994, UNR announced that the proposals received were subject to conditions and that none of the proposals indicated a per share value greater than $6.50. On February 22, 1994, UNR announced that the proposals received were either inadequate or too conditional to warrant recommendations by the Special Committee to the Board of Directors, that all discussions with potential buyers had been terminated and that all efforts to seek further offers had ceased.

    In 1994, the Registrant sold the industrial storage rack business of its Material Handling Division. In 1993, the Registrant sold its Midwest Steel and Midwest CATV Divisions. Accordingly, operating results of these divisions were reclassified to discontinued operations.

    On September 7, 1995, the Registrant announced that its Board of Directors authorized Company management to explore the sale of all or a majority of its common stock. J.P. Morgan Securities Inc. was retained to assist in this process.

    On January 26, 1996, the Registrant announced that efforts to sell the entire Company did not result in a satisfactory offer, and that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions and focus on the growth and development of its UNR-ROHN Division ("ROHN"). ROHN manufactures towers, poles, antenna mounts and shelters for the telecommunications industry and provides turnkey installation services for these products, custom fabrication and custom hot-dip galvanizing. ROHN also manufactures livestock equipment for the farm and exposition centers.

    The four divisions to be sold, which are treated as discontinued operations for financial reporting purposes, are as follows:

    - UNR Leavitt Division, a manufacturer of structural and mechanical steel tubing which are used in a broad range of commercial and consumer products.

    - Unarco Commercial Products Division, a manufacturer of steel and plastic shopping carts, supermarket stock handling equipment and luggage carts.

    - UNR Home Products Division, a manufacturer of stainless steel and composite sinks for residential use.

    - Real Time Solutions, Inc., a wholly owned subsidiary of the Registrant that was acquired in 1993, is engaged in providing computerized warehouse management and control systems.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Information required under this section appears as Note 11 to the 1995 Consolidated Financial Statements of the Registrant included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

  (c) NARRATIVE DESCRIPTION OF BUSINESS

    Registrant manufactures and markets towers, poles, masts and mounts used as support structures for antennae and concrete and fiberglass shelters and cabinets to house electronic telecommunications equipment. The telecommunications markets served by these products include cellular, personal communications systems, enhanced specialized mobile radio, paging services, radio and television broadcast, wireless cable, private microwave systems, military communications systems, direct broadcast satellite and network switching.

    Registrant also manufactures a line of livestock handling products sold to farmers, ranchers, fairs and exposition and equestrian facilities, privacy fencing sold to the military and other customers and provides custom fabrication and hot-dip galvanizing services. These items represent in the aggregate less than ten percent of Registrant's revenues.

    Registrant's telecommunications products are sold directly to customers and through distributors throughout the United States and to international markets.

    All of the raw materials required for the manufacture of Registrant's products are readily available from a number of different suppliers.

    PATENTS

    The Registrant has a number of patents and trademarks, none of which are considered material to the consolidated operations.

    EMPLOYEES

    As of December 31, 1995, the Registrant employed approximately 700 people. Collective bargaining agreements cover approximately 300 employees at its facilities in Peoria, Illinois, and Frankfort, Indiana. The unions are the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. The Registrant considers its relations with its employees to be good.

    COMPETITION

    The Registrant competes with a number of manufacturers in each of its products. Although the available information does not permit the Registrant to provide accurate data as to its precise competitive position, the Registrant believes it has a significant share in the product classes in which it participates. The principal methods of competition are price, quality and product service.

    BACKLOG AND FOREIGN SALES

    The Registrant's backlog of firm orders was approximately $26.9 million at December 31, 1995, and $25.8 million at December 31, 1994. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of company sales or profits for any future period.

    Foreign sales of the Registrant in 1995, 1994 and 1993 were approximately $8.5 million, $7.4 million and $5.1 million, respectively.

OTHER

    The Registrant employs some environmentally hazardous materials in its manufacturing processes, including oils and solvents. The Registrant has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to make such expenditures in the future to comply with existing and probable requirements. While such expenditures to date have not materially affected the Registrant's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Registrant has notified state or federal authorities of a possible need to remedy sites it previously operated. The Registrant has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Registrant. In some such cases, the Registrant has effected settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Registrant is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined. The Registrant, after consultation with legal counsel and with environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material effect on the Registrant's financial condition or on the results of its operations.

ITEM 2.  PROPERTIES.

    The following table sets forth information concerning location, size, use and nature of the principal manufacturing facilities owned or leased by the Registrant (for continuing operations only). The Registrant believes its plants are suitable for their purposes, are well maintained and are adequately insured. Not included in the table are leased warehouses, aggregating 25,800 square feet and the Registrant's sales offices, all of which are leased.

   LOCATION                   USE                  SQUARE FOOTAGE          LEASED OR OWNED
--------------  --------------------------------  ----------------  ------------------------------
Peoria, IL      Tower & Poles                           400,000     Owned
Frankfort, IN   Towers & Livestock Equipment             50,000     Owned
Frankfort, IN   Towers & Livestock Equipment             87,500     Leased (Expiration 12/31/96)
Bessemer, AL    Equipment Shelters                      250,000     Leased (Expiration 9/15/11)

    The Registrant uses a wide variety of standard and specialized machine tools, many varying types of equipment and many different manufacturing processes in producing its products. The Registrant considers, that in general, its plants are equipped with modern and well-maintained equipment. The Registrant's operations make virtually full use of all existing facilities.

ITEM 3.  LEGAL PROCEEDINGS.

    The Registrant is involved in various pending legal proceedings and claims arising in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Registrant, after consultation with legal counsel, considers that such matters, individually or in the aggregate, will not have a materially adverse effect on the Registrant's operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There have been no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Registrant are as follows:

          NAME             AGE                       EXPERIENCE/TENURE
-------------------------  ----  ---------------------------------------------------------
Thomas A. Gildehaus......    55  Chief Executive Officer and President (since July  1992);
                                 Director   since  July  1992;  Director,  Executive  Vice
                                   President of Deere & Company, manufacturer of farm  and
                                   construction equipment (1980-1992).
Henry Grey...............    42  Senior   Vice  President,  Chief  Financial  Officer  and
                                 Treasurer (since  1994);  Vice  President  --Finance  and
                                   Treasurer  (1986-1994); Senior Manager, Arthur Andersen
                                   & Co., (1974-1986).
Victor E. Grimm..........    59  Vice President, Corporate  Secretary and General  Counsel
                                 (since  October  1992);  Partner,  Bell,  Boyd  &  Lloyd,
                                   Attorneys (1967-Present).

All of the executive officers are elected by the Board of Directors at the annual meeting for one-year terms and serve until such time as their respective successors are duly elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Registrant's Common Stock is publicly traded in the over-the-counter market on the NASDAQ National Market System and is listed on the Chicago Stock Exchange. The Registrant's Common Stock bears the symbol UNRI.

    The high and low bids are as reported in the Wall Street Journal Quotations from the NASDAQ National Market System.

                                                                                                    DIVIDENDS
                                                                                                      PER
COMMON STOCK                                                                   HIGH        LOW       SHARE
---------------------------------------------------------------------------   -------    -------    -------
1994
  First Quarter............................................................   $ 7 1/8    $ 5 5/8    $  .20
  Second Quarter...........................................................     6          5 1/4     --
  Third Quarter............................................................     6 1/8      5 1/8     --
  Fourth Quarter...........................................................     6 5/8      5 7/8     --
1995
  First Quarter............................................................   $ 7 1/8    $ 5 1/4    $ 1.55
  Second Quarter...........................................................     7 7/8      5 3/8     --
  Third Quarter............................................................     9 3/4      7 1/4     --
  Fourth Quarter...........................................................     9 3/8      7 7/16     1.00
1996
  First Quarter (through March 15).........................................   $ 9        $ 7 5/8    $--

    As of March 15, 1996 the Registrant had 3,099 record holders of its Common Stock.

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

    On April 17, 1995, the Registrant paid a $.25 regular cash dividend and a $1.30 extraordinary cash dividend to Stockholders of record on April 3, 1995.

    On December 28, 1995, the Registrant paid a $1.00 extraordinary cash dividend to Stockholders of record on December 18, 1995.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA).

-----------------------------------------------------------------------------------------------------------------

Five Year Summary of Operations                               1995       1994       1993       1992       1991
-----------------------------------------------------------------------------------------------------------------
Net Sales                                                   $ 142,216  $ 107,026  $  73,811  $  67,262  $  69,803
Cost of products sold                                          98,996     73,060     51,846     46,250     45,687
-----------------------------------------------------------------------------------------------------------------
Gross Profit                                                   43,220     33,966     21,965     21,012     24,116
-----------------------------------------------------------------------------------------------------------------
Operating Income                                               29,862     18,580      9,710      9,579     13,795
-----------------------------------------------------------------------------------------------------------------
Interest income, net                                            1,839      1,174        551      3,586      7,214
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes          31,701     19,754     10,261     13,165     21,009
Income tax provision                                           12,700      7,900      4,100      5,000      7,800
-----------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                              19,001     11,854      6,161      8,165     13,209
Discontinued operations--
  Income from operations, net of tax                           10,275     21,971     12,623    121,718      3,359
  Loss on dispositions, net of tax                                 --     (2,500)        --     (6,200)        --
-----------------------------------------------------------------------------------------------------------------
Net Income                                                  $  29,276  $  31,325  $  18,784  $ 123,683  $  16,568
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Share:
Continuing operations                                       $     .37  $     .24  $     .13  $     .18  $     .30
Discontinued operations--
  Income from operations, net of tax                              .20        .45        .27       2.70        .07
  Loss on dispositions, net of tax                                 --       (.05)        --       (.14)        --
-----------------------------------------------------------------------------------------------------------------
Net Income Per Share                                        $     .57  $     .64  $     .40  $    2.74  $     .37
-----------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                         $    2.55  $     .20  $    1.20  $    2.20  $    1.20
-----------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding                     51,813     49,318     47,369     45,040     44,894
-----------------------------------------------------------------------------------------------------------------
Five-Year Summary of Financial Data
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                $ 161,226  $ 258,106  $ 229,505  $ 353,624  $ 294,842
Stockholders' Equity                                          127,764    220,596    193,384    232,981    206,272
Dividends Declared                                            132,274      9,738     57,691    102,517     53,745
Return on Assets                                                 18.2%      12.1%       8.2%      35.0%       5.6%
Return on Stockholders' Equity                                   22.9%      14.2%       9.7%      53.1%       8.0%
Capital Expenditures                                            2,303      3,335        781        683      4,468
Depreciation and Amortization                                   1,433      1,358      1,353      1,341      1,189
Long-Term Liabilities                                           4,671      4,867      2,949      3,136      3,334
-----------------------------------------------------------------------------------------------------------------

Prior year results have been restated to reflect the 1992 discontinuance of Midwest CATV and Midwest Steel, the 1994 discontinuance of Unarco Material Handling and the 1995 discontinuance of UNR Leavitt, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis appearing on pages 26 through 27 of UNR Industries, Inc. 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is incorporated by reference from the Statements of Income, Statements of Cash Flows, Balance Sheets, Statements of Changes in Stockholders' Equity and Notes to Financial Statements included in the UNR Industries, Inc. 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required by this item with respect to the directors and the Executive Officers of the Registrant is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information required by this item with respect to executive compensation is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a)  1. Financial Statements:

            The information required by this item is incorporated by reference in Item 8 of this report.

        2. The following financial schedule for the years 1995, 1994 and 1993 is submitted herewith:

           Schedule II--Allowance for Doubtful Accounts.

    All other schedules have been omitted because they are not applicable or not required.

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

 (3) *Amended and Restated Certificate of Incorporation dated March 13, 1980, filed as an exhibit to the 1990 Form 10-K.

    *Certificate of Amendment dated June 2, 1989, to amended and restated Certificate of Incorporation filed as an exhibit to the 1990 Form 10-K.

    *Certificate of Amendment dated July 12, 1990, to amended and restated Certificate of Incorporation filed as an exhibit to the 1990 Form 10-K.

    *Amended and Restated By-Laws dated May 5, 1994, filed as an exhibit to the 1993 Form 10-K.

 (4)  *Warrant  Agreement (including  form of  warrant)  issued pursuant  to the provisions of Article III of the Registrant's Consolidated Plan of Reorganization confirmed on June 2, 1989, filed as an exhibit to the 1989 Form 10-K.

 (9) None.

(10) Material Contracts:

    *UNR Industries, Inc. 1992 Restricted Stock Plan, filed as an exhibit to the 1992 Form 10-K.

    *Employment Agreement entered into between  UNR Industries, Inc. and  Thomas
    A. Gildehaus, President and Chief Executive Officer, filed as an exhibit to the 1992 Form 10-K.

    *Form of Change of Control Agreements entered into between UNR Industries, Inc., and Henry Grey, Senior Vice President-Finance & Treasurer, and Victor
    E. Grimm, Vice President, Corporate Secretary and General Counsel, filed as an exhibit to the 1992 Form 10-K.

    *UNR Industries, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1993, filed as an exhibit to the 1993 Form 10-K.

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

    Agreements with J.P. Morgan Securities Inc. dated June 22, 1995, and February 9, 1996.

    The SEC File Number for Unarco Industries, Inc., Registrant's predecessor was 1-3296; for Registrant the SEC File Number is 1-8009.

(11) The computation can be determined from report.

(12) Not applicable.

(13) Registrant's 1995 Annual Report to Shareholders.

(16) Not applicable.

(18) None.

(21) List of Subsidiaries of Registrant.

(22) Not applicable.

(23) Consent of Independent Public Accountants.

(24) None.

(27) Financial data schedule.

(28) None.

    (b) No Form 8-K was filed for the quarter ended December 31, 1995.

    (c) Exhibits--See 10, 13, 21, 23 and 27 above.

    (d) None.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of UNR Industries, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in UNR Industries, Inc.'s 1995 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 7, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule included in Part IV, Item 14(a) (Allowance for Doubtful Accounts) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 7, 1996

                                                                     SCHEDULE II

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS)

    Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

                                                                                                     1993       1994       1995
                                                                                                   ---------  ---------  ---------
Balance--beginning of year.......................................................................  $   1,010  $   1,256  $   2,300
Add (deduct)
--Provision charged to income....................................................................        507      1,340          4
--Bad debts written-off..........................................................................       (261)      (296)      (119)
                                                                                                   ---------  ---------  ---------
Balance--end of year.............................................................................  $   1,256  $   2,300  $   2,185
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------

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

March 15, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 1996                                            /s/  THOMAS A. GILDEHAUS
                                                          --------------------------------------------------------
                                                          Thomas A. Gildehaus
                                                          CHIEF EXECUTIVE OFFICER, PRESIDENT & DIRECTOR

March 15, 1996                                            /s/  HENRY GREY
                                                          --------------------------------------------------------
                                                          Henry Grey
                                                          SENIOR VICE PRESIDENT & CHIEF FINANCIAL
                                                          OFFICER PRINCIPAL FINANCIAL OFFICER

March 15, 1996                                            /s/  VICTOR E. GRIMM
                                                          --------------------------------------------------------
                                                          Victor E. Grimm
                                                          VICE PRESIDENT, CORPORATE SECRETARY & GENERAL COUNSEL

March 15, 1996                                            /s/  JOHN A. SALADINO
                                                          --------------------------------------------------------
                                                          John A. Saladino
                                                          CONTROLLER & ASSISTANT SECRETARY

March 15, 1996                                            /s/  CHARLES M. BRENNAN III
                                                          --------------------------------------------------------
                                                          Charles M. Brennan III
                                                          DIRECTOR

March 15, 1996                                            /s/  DARIUS W. GASKINS, JR.
                                                          --------------------------------------------------------
                                                          Darius W. Gaskins, Jr.
                                                          DIRECTOR

March 15, 1996                                            /s/  GENE LOCKS
                                                          --------------------------------------------------------
                                                          Gene Locks
                                                          DIRECTOR, CHAIRMAN OF THE BOARD

March 15, 1996                                            /s/  RUTH R. MCMULLIN
                                                          --------------------------------------------------------
                                                          Ruth R. McMullin
                                                          DIRECTOR

March 15, 1996                                            /s/  THOMAS F. MEAGHER
                                                          --------------------------------------------------------
                                                          Thomas F. Meagher
                                                          DIRECTOR

March 15, 1996                                            /s/  ROBERT B. STEINBERG
                                                          --------------------------------------------------------
                                                          Robert B. Steinberg
                                                          DIRECTOR

March 15, 1996                                            /s/ WILLIAM J. WILLIAMS
                                                          --------------------------------------------------------
                                                          William J. Williams
                                                          DIRECTOR