Form 10-Q
period 1996-03-31
UNR INDUSTRIES INC
filed 1996-05-01
CIK 315641

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

                                FORM 10-Q

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                    OR

( )                TRANSITION REPORT PURSUANT TO SECTION
             13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD
                         FROM            TO
                              --------      --------

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

                              YES X   No
                                 ---     ---

                                             Outstanding as of
                                              April 26, 1996
                                              --------------
Common Stock $.01 par value................     52,389,433


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                             STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)
                                 (unaudited)

                                               THREE MONTHS ENDED MARCH 31

                                                    1996        1995
                                                   -------     -------
    Net Sales                                       $30,957    $37,180

    Cost of products sold                            21,709     26,116
                                                    -------    -------
      Gross Profit                                    9,248     11,064

    Selling, general & administrative expenses        3,433      3,866
                                                    -------    -------
      Operating Income                                5,815      7,198

    Interest income (expense), net                       (1)       888
                                                     -------   -------
    Income from continuing operations before
      income taxes                                    5,814      8,086

    Income tax provision                              2,300      3,200
                                                     -------   -------

    Income from continuing operations                 3,514      4,886

    Income from discontinued operations               1,412      2,987
                                                    -------    -------
    NET INCOME                                      $ 4,926    $ 7,873
                                                    -------    -------
                                                    -------    -------

    Net Income Per Share:
      Continuing operations                         $   .07    $   .10
      Discontinued operations                           .03        .06
                                                    -------    -------
    NET INCOME PER SHARE                            $   .10    $   .16
                                                    -------    -------
                                                    -------    -------
    Weighted average number of
     shares outstanding                              52,258     51,197


                       UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                  BALANCE SHEETS
                                  (In Thousands)
                                    (unaudited)


                                               MARCH 31       DECEMBER 31
                           ASSETS                  1996              1995
                           ------              --------       -----------
   CURRENT ASSETS
     Cash and cash equivalents                 $  2,411             5,878
     Accounts, notes and other receivables,
        less allowance for doubtful accounts
        of $2,248 in 1996 and $2,185 in 1995     18,161            17,464
     Inventories                                 29,088            27,549
     Deferred income taxes                        4,826             7,876
     Prepaid expenses                               879               988
                                               --------       -----------
        TOTAL CURRENT ASSETS                     55,365            59,755
                                               --------       -----------

   PLANT AND EQUIPMENT, at cost                  29,915            29,653
     Less:  Accumulated depreciation            (18,194)          (17,827)
                                               --------       -----------
        TOTAL PLANT AND EQUIPMENT                11,721            11,826
                                               --------       -----------
   OTHER ASSETS
     Net assets of discontinued operations       93,785            89,026
     Other                                          701               619
                                               --------       -----------

   TOTAL ASSETS                                $161,572       $   161,226
                                               --------       -----------
                                               --------       -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Short-term borrowings                     $     --       $     6,000
     Accounts payable                             6,316             5,236
     Accrued expenses                            16,675            16,852
     Current portion of long-term liabilities       189               190
     Accrued income taxes                           501               513
                                               --------       -----------
       TOTAL CURRENT LIABILITIES                 23,681            28,791
                                               --------       -----------
   LONG-TERM LIABILITIES                          4,624             4,671
                                               --------       -----------
   STOCKHOLDERS' EQUITY
     Common stock                                   527               525
     Capital surplus                             67,845            66,898
     Retained earnings                           72,769            67,843
     Treasury stock                              (1,595)           (1,595)
     Notes receivable from officers              (5,525)           (5,525)
     Unearned portion of restricted stock          (754)             (382)
                                               --------       -----------
       TOTAL STOCKHOLDERS' EQUITY               133,267           127,764
                                               --------       -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $161,572       $   161,226
                                               --------       -----------
                                               --------       -----------

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (In Thousands)
                                   (unaudited)


                                                   1996          1995
                                               --------      --------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                     $  4,926      $  7,873
Adjustments for noncash items included in
     net income-
  Depreciation and amortization                     380           360
  Deferred income taxes                           2,300         3,200
  Provision for deferred employee compensation       53            --
  Operating requirements-
    Accounts receivable (increase)                 (697)       (3,643)
    Inventories (increase)                       (1,539)       (3,538)
    Prepaid expenses decrease                       109           142
    Accounts payable & accrued expenses increase    890           393
  Discontinued operations                        (4,009)       (4,028)
                                               --------     ---------

    Net cash provided by operating activities  $  2,413      $    759
                                               --------     ---------

CASH FLOW FROM INVESTING ACTIVITIES

  Purchase of plant and equipment              $   (262)     $   (535)
  Proceeds from the sale of discontinued
     operations                                      --        13,985
  (Increase) decrease in other assets               (95)            1
                                               --------      --------
   Net cash provided by (used for)
     investing activities                      $   (357)     $ 13,451
                                               --------      --------
CASH FLOW FROM FINANCING ACTIVITIES

  Decrease in long-term liabilities            $    (47)     $    (54)
  Proceeds from short-term borrowings             4,000            --
  Payment of short-term borrowings              (10,000)           --
  Issuance of common stock                          524           767
                                               --------      --------

     Net cash provided by (used for)
        financing activities                   $ (5,523)     $    713
                                               --------      --------

  Net increase (decrease) in cash and
    cash equivalents                           $ (3,467)     $ 14,923

  Cash & cash equivalents, beginning of period    5,878        68,991
                                               --------      --------
  Cash & cash equivalents, end of period       $  2,411      $ 83,914
                                               --------      --------
                                               --------      --------
  Cash paid during the period for interest     $    103      $    163
                                               --------      --------
                                               --------      --------
  Cash paid during the period for income taxes $    367      $      7
                                               --------      --------
                                               --------      --------

                       UNR INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(1) Nature of Operations:

    UNR Industries, Inc. ("UNR" or the "Company") manufactures towers, poles, mounts and related accessories used principally to support telecommunications antennae for wireless communications, such as private microwave, cellular telephone, personal communications systems (PCS), commercial and amateur broadcasting and home television. The Company also produces shelters and cabinets of concrete and fiberglass to house electronic telecommunications equipment.

    The Company conducts its business principally through its ROHN Division which has manufacturing facilities in Peoria, Illinois (towers and poles), Frankfort, Indiana (tower components and mounts), and Bessemer, Alabama (shelters).

(2) Principles of Consolidation:

    The financial statements include the consolidated accounts of UNR and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(3) Income Taxes:

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

    At December 31, 1995, the Company had available approximately $15.0 million of net operating loss carry-forwards for both continuing and discontinued operations, to offset future taxable income through 2008. The Company also had general business tax credits of $3.4 million which are available to reduce future Federal income taxes through 2002. A portion of these credits begin to expire starting in 1997. Alternative minimum tax
(AMT) credits of approximately $6.3 million are available to reduce future Federal taxable income over an indefinite period.

(4) Net Income Per Share:

    Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding options were exercised, is not significant to the net income per share computation.

(5) Treasury Stock:

    In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of March 31, 1996, 1,133,565 shares have been purchased.

(6) Dividends Declared:

    On December 28, 1995, the Company paid an extraordinary dividend of $1.00 per share to stockholders of record as of the close of business on December 18, 1995. On April 17, 1995, the Company paid a regular cash dividend of $.25 per share and an extraordinary dividend of $1.30 per share to stockholders of record as of the close of business on April 3, 1995.

(7) Inventories:

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

  Total inventories included the following classifications (In Thousands):

                                           March 31,       December 31,
                                                1996               1995
                                           ---------       ------------
         Finished goods                    $  13,033       $     12,254
         Work-in-process                       3,746              3,791
         Raw materials                        12,309             11,504
                                           ---------       ------------
         Total Inventories                 $  29,088       $     27,549
                                           ---------       ------------
                                           ---------       ------------

(8)   Discontinued Operations:

     On September 7, 1995, the Company announced that its Board of Directors authorized Company management to explore the sale of all or a majority of the common stock of the Company. On January 26, 1996, the Company announced that efforts to sell the entire Company did not result in a satisfactory offer and that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions in order to focus fully on the strategic growth and development of its ROHN Division, a supplier of goods and services to the telecommunications industry. The divisions to be sold are the Leavitt Tube division, a producer of mechanical and structural steel tubing, the Commercial Products division, a manufacturer of steel and plastic shopping carts, the Home Products division, a manufacturer of stainless steel and composite sinks and the Real Time Solutions, Inc. subsidiary, a supplier of "pick-to-light" inventory picking systems. Net assets of these divisions are classified as "Net assets of discontinued operations" in the accompanying balance sheets.

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

(9)  Basis of Reporting for Interim Financial Statements:

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1995.

     The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three month periods ended March 31, 1996, and 1995. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's 1995 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1995. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1995, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three months ended March 31, 1996, with the corresponding period of 1995.

RESULTS OF OPERATIONS

     First quarter of 1996 versus first quarter of 1995:

     Net sales from continuing operations decreased 16.7% to $31.0 million from $37.2 million in the prior year. This decrease is due primarily to the fact that 1995's first quarter included approximately $9.0 million of one-time sales for a stand-alone communications network, and severe weather conditions in several key markets delayed expected shipments in the first quarter of 1996.

     Selling, general and administrative expenses were $3.4 million or 11.1% of sales for 1996 versus $3.9 million or 10.4% of sales in 1995. The increase, as a percentage of sales, as with the decline in operating revenue, is due to the decline in sales compared to last year.

     Operating income was $5.8 million for the first quarter of 1996 versus $7.2 million for the same period last year or a decrease of 19.2%. This decline is due largely to the decline in sales.

     Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest expense for the first quarter of 1996 versus net interest income for the same period last year is due to substantially greater levels of cash available last year versus this year. This cash was distributed to shareholders during 1995.

     Income from discontinued operations declined from $3.0 million in the first quarter of 1995 to $1.4 million in the first quarter of 1996 or 52.7%. This decrease is due primarily to a decline in earnings at the Leavitt Tube division due to reduced steel prices.

LIQUIDITY AND CAPITAL RESOURCES

      The following is a comparison of the working capital at March 31, 1996, and December 31, 1995:


                                      March 31, 1996    December 31, 1995
                                      --------------    -----------------
Working Capital (in millions)              $31.7                $31.0

Working Capital Ratio                   2.3 to 1             2.1 to 1


     The Company's financial condition continues to be strong at the end of the first quarter of 1996, with working capital of $31.7 million at March 31, 1996, as compared to $31.0 million at December 31, 1995. The Company's working capital ratio at March 31, 1996, was 2.3 to 1 versus 2.1 to 1 at year-end; both are considered strong measures of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows, borrowings through industrial revenue bonds and under a $35.0 million short-term credit facility and the proceeds from the sale of its discontinued operations. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.

SALE OF DISCONTINUED BUSINESSES

     On January 26, 1996, the Company announced that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions and focus on the development of the ROHN Division, a supplier of goods and services to the telecommunications industry. The Company and its financial advisor, J.P. Morgan Securities Inc., are engaged in continuing discussions with possible purchasers for each of the discontinued businesses.

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

                        UNR INDUSTRIES, INC.


Dated:  April 26, 1996  /s/ Henry Grey
- ----------------------  -----------------------------------------------
                        Henry Grey
                        Senior Vice President-Finance, Treasurer & Chief Financial Officer

Dated:  April 26, 1996  /s/ John A. Saladino
- ----------------------  ------------------------------------------------
                        John A. Saladino
                        Controller & Assistant Secretary