Form 10-Q
period 1996-06-30
UNR INDUSTRIES INC
filed 1996-08-08
CIK 315641

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

                                      FORM 10-Q

(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                    Yes X   No
                                    ---     --

                                                      OUTSTANDING AS OF
                                                       AUGUST 5, 1996
                                                      -----------------

Common Stock $.01 par value................                52,435,160

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                 STATEMENTS OF INCOME
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (unaudited)



                                       THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                              1996           1995         1996           1995
                                        ----------     ----------     ----------    ----------
Net Sales                               $   37,857     $   41,080     $   68,814    $   78,260

Cost of products sold                       26,404         28,735         48,113        54,851
                                        ----------     ----------     ----------    ----------
 Gross Profit                               11,453         12,345         20,701        23,409

Selling, general & admin.
    expenses                                 3,794          3,821          7,227         7,687
                                        ----------     ----------     ----------    -----------
 Operating Income                            7,659          8,524         13,474        15,722

Interest income (expense), net                ( 56)           268            (57)        1,156
                                        ----------     ----------     ----------    -----------
Income from continuing operations
    before income taxes                      7,603          8,792         13,417        16,878

Income tax provision                         3,000          3,500          5,300         6,700
                                        ----------     ----------     ----------    -----------
Income from continuing operations            4,603          5,292          8,117        10,178

Income from discontinued operations          2,029          2,502          3,441         5,489
                                        ----------     ----------     ----------    -----------

Net Income                              $    6,632     $    7,794     $   11,558    $   15,667
                                        ----------     ----------     ----------    -----------
                                        ----------     ----------     ----------    -----------
Net Income Per Share:
    Continuing operations                 $    .09        $   .10        $   .16       $   .20

Discontinued operations                        .04            .05            .07           .11
                                        ----------     ----------     ----------    -----------
Net Income Per Share                      $    .13        $   .15        $   .23       $   .31
                                        ----------     ----------     ----------    -----------
                                        ----------     ----------     ----------    -----------
Weighted average number of shares
    outstanding                             52,400         51,890         52,320        51,511





                                UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                           BALANCE SHEETS
                                           (In Thousands)
                                             (unaudited)

                                                                        JUNE 30    DECEMBER 31
                                              ASSETS                       1996           1995
                                              ------                    -------    -----------

CURRENT ASSETS
- --------------
  Cash and cash equivalents                                         $    12,044          5,878
  Accounts, notes and other receivables, less allowance for
    doubtful accounts of $2,309 in 1996 and $2,185 in 1995               22,457         17,464
  Inventories                                                            28,716         27,549
  Deferred income taxes                                                   2,056          7,876
  Prepaid expenses                                                          914            988
                                                                     ----------     ----------
    TOTAL CURRENT ASSETS                                                 66,187         59,755

                                                                     ----------     ----------
PLANT AND EQUIPMENT, at cost                                             31,350         29,653
- -------------------
  Less:  Accumulated depreciation                                       (18,563)       (17,827)
                                                                     ----------     ----------
    TOTAL PLANT AND EQUIPMENT                                            12,787         11,826
                                                                     ----------     ----------
OTHER ASSETS
- ------------
  Net assets of discontinued operations                                  87,714         89,026
  Other (primarily restricted cash in 1996)                               6,590            619
                                                                     ----------     ----------
TOTAL ASSETS                                                        $   173,278    $   161,226
                                                                     ----------     ----------
                                                                     ----------     ----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
- -------------------
  Short-term borrowings                                             $         -    $     6,000
  Accounts payable                                                        5,479          5,236
  Accrued expenses                                                       16,414         16,852
  Current portion of long-term liabilities                                  185            190
  Accrued income taxes                                                      100            513
                                                                     ----------     ----------
    TOTAL CURRENT LIABILITIES                                            22,178         28,791
                                                                     ----------     ----------
LONG-TERM LIABILITIES                                                    10,581          4,671
- ---------------------                                                ----------     ----------

STOCKHOLDERS' EQUITY
- --------------------
  Common stock                                                              527            525
  Capital surplus                                                        68,579         66,898
  Retained earnings                                                      79,401         67,843
  Treasury stock                                                         (1,595)        (1,595)
  Notes receivable from officers                                         (5,525)        (5,525)
  Unearned portion of restricted stock                                     (868)          (382)
                                                                     ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                                          140,519        127,764
                                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  173,278     $  161,226
                                                                     ----------     ----------
                                                                     ----------     ----------




                           UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                STATEMENTS OF CASH FLOWS

                             FOR THE SIX MONTHS ENDED JUNE 30
                                     (In Thousands)
                                      (unaudited)
                                                                           1996           1995
                                                                     ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES
- -----------------------------------

Net Income                                                           $   11,558     $   15,667
Adjustments for noncash items included in net income-
  Depreciation and amortization                                             776            721
  Deferred income taxes                                                   4,170          6,700
  Provision for deferred employee compensation                              146             82
  Operating requirements-
    Accounts receivable (increase)                                       (4,993)        (1,855)
    Inventories (increase)                                               (1,167)        (4,863)
    Prepaid expenses decrease                                                74            249
    Accounts payable & accrued expenses (decrease)                         (265)        (2,699)
  Discontinued operations                                                 2,962         (6,698)
                                                                     ----------     ----------
    Net cash provided by operating activities                        $   13,261     $    7,304
                                                                     ----------     ----------
CASH FLOW FROM INVESTING ACTIVITIES
- -----------------------------------

  Purchase of plant and equipment                                    $   (1,713)    $   (1,004)
  Proceeds from the sale of discontinued operations                          --         13,985
  (Increase) in other assets                                             (5,996)          (119)
                                                                     ----------     ----------
    Net cash provided by (used for) investing activities             $   (7,709)    $   12,862
                                                                     ----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
- -----------------------------------
  Decrease in long-term liabilities                                  $      (95)          (101)
  Increase in long-term liabilities                                       6,000             --
  Proceeds from short-term borrowings                                     4,000             --
  Payment of short-term borrowings                                      (10,000)            --
  Dividends paid                                                             --        (80,211)
  Repayment of officer's loans                                               --          1,995
  Issuance of common stock                                                  709            692
                                                                     ----------     ----------

    Net cash provided by (used for) financing activities             $      614     $  (77,625)
                                                                     ----------     ----------

  Net increase (decrease) in cash and cash equivalents               $    6,166      $ (57,459)

  Cash & cash equivalents, beginning of period                            5,878         68,991
                                                                     ----------     ----------

  Cash & cash equivalents, end of period                             $   12,044      $  11,532
                                                                     ----------     ----------

  Cash paid during the period for interest                           $      355      $     308
                                                                     ----------     ----------
                                                                     ----------     ----------
  Cash paid during the period for income taxes                       $    2,927      $     602

                                                                     ----------     ----------
                                                                     ----------     ----------



                        UNR INDUSTRIES, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS


    (1) Nature of Operations:

        UNR Industries, Inc. ("UNR" or the "Company") manufactures towers, poles, mounts and related accessories used principally to support telecommunications antennae for wireless communications, such as private microwave, cellular telephone, PCS (personal communications systems), commercial and amateur broadcasting and home television. The Company also produces shelters and cabinets of concrete and fiberglass to house electronic telecommunications equipment.

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

    (5) Other Assets:

        Other assets at June 30, 1996, includes approximately $5.8 million of unused proceeds of a $6.0 million industrial revenue bond incurred for the purpose of financing the acquisition and construction of a new manufacturing facility in Frankfort, Indiana. These funds have been invested in U.S. Treasury Bills, and are carried at cost which approximates market.

    (6) Treasury Stock:

        In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of June 30, 1996, 1,133,565 shares have been purchased.

    (7) Dividends Declared:

        On December 28, 1995, the Company paid an extraordinary dividend of $1.00 per share to stockholders of record as of the close of business on December 18, 1995. On April 17, 1995, the Company paid a regular cash dividend of $.25 per share and an extraordinary dividend of $1.30 per share to stockholders of record as of the close of business on April 3, 1995.

    (8) Inventories:

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

        Total inventories included the following classifications (In Thousands):

                                     June 30,            December 31,
                                        1996                    1995
                                  -----------            -----------
         Finished goods           $   12,805              $   12,254
         Work-in-process               3,614                   3,791
         Raw materials                12,297                  11,504
                                  -----------            -----------

         Total Inventories        $   28,716              $   27,549
                                  -----------            -----------
                                  -----------            -----------

    (9)  Discontinued Operations:

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

    On May 16, 1996, the Company announced the signing of a definitive sales agreement to sell its UNR-Leavitt Division to Chase Brass, Industries for $95.0 million cash, subject to closing adjustments. This transaction is expected to close in August, 1996.

    On June 19, 1996, the Company announced the signing of a definitive sales agreement to sell its Unarco Commercial Products Division to Richards Capital Fund, L.P. for $41.0 million cash, subject to closing adjustments. This transaction closed on July 26, 1996.

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

          The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three- and six-month periods ended June 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


    ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The Company's 1995 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1995. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1995, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three- and six-month periods ended June 30, 1996, with the corresponding period of 1995.

    RESULTS OF OPERATIONS

          Second quarter of 1996 versus Second quarter of 1995:

          Net sales from continuing operations decreased 7.8% to $37.9 million from $41.1 million in the prior year. This decrease is due primarily to the fact that the second quarter of 1995 included approximately $6.0 million of one-time sales for a stand-alone communications network.

          Selling, general and administrative expenses were $3.8 million or 10.0% of sales for 1996 versus $3.8 million or 9.3% of sales in 1995. The increase, as a percentage of sales is due to the decline in sales compared to last year.

          Operating income was $7.7 million for the second quarter of 1996 versus $8.5 million for the same period last year or a decrease of 10.1%. This decline is due largely to the decline in sales.

          Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest expense for the second quarter of 1996 versus net interest income for the same period last year is due to substantially greater levels of cash available last year versus this year. This cash was distributed to shareholders during 1995.

          Income from discontinued operations declined from $2.5 million in the second quarter of 1995 to $2.0 million in the second quarter of 1996 or 18.9%. This decrease is due primarily to a decline in earnings at the Leavitt Tube division due to the reduction in selling price of tube outpacing the reduction in steel prices.

          First six months of 1996 versus first six months of 1995:

          Net sales from continuing operations decreased 12.1% to $68.8 million from $78.3 million in the prior year. This decrease is due primarily to the fact that net sales in 1995 included approximately
    $15.0 million of one-time sales for a stand-alone communications network.

          Selling, general and administrative expenses were $7.2 million or 10.5% of sales for 1996 versus $7.7 million or 9.8% of sales in 1995. The increase, as a percentage of sales, as with the decline in operating income, is due to the decline in sales compared to last year.

          Operating income was $13.5 million for the first half of 1996 versus $15.7 million for the same period last year or a decrease of 14.3%. This decline is due largely to the decline in sales.

          Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest expense for the first half of 1996 versus net interest income for the same period last year is due to substantially greater levels of cash available last year versus this year. This cash was distributed to shareholders during 1995.

          Income from discontinued operations declined from $5.5 million in the first half of 1995 to $3.4 million in the first six months of 1996 or 37.3%. This decrease is due primarily to a decline in earnings at the Leavitt Tube division due to reduced steel prices.


    LIQUIDITY AND CAPITAL RESOURCES

          The following is a comparison of the working capital at June 30, 1996, and December 31, 1995:

                                      June 30, 1996    December 31, 1995
                                      -------------    -----------------
    Working Capital (in millions)          $44.0              $31.0

    Working Capital Ratio               3.0 to 1           2.1 to 1

          The Company's financial condition continues to be strong at the end of the second quarter of 1996, with working capital of $44.0 million at June 30, 1996, as compared to $31.0 million at December 31, 1995. The Company's working capital ratio at June 30, 1996, was 3.0 to 1 versus 2.1 to 1 at December 31, 1995; both are considered strong measures of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows, borrowings through industrial revenue bonds and under a $20.0 million short-term credit facility and the proceeds from the sale of its discontinued operations. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.


    SALE OF DISCONTINUED BUSINESSES

          See Item 5, Part II of this report.

                             PART II - OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the May 9, 1996, Annual Meeting of UNR Industries, Inc., the following matters were voted upon and approved:

          (1) The following nominees were elected as Directors to serve until the 1997 Annual Meeting or until their successors are elected and qualify:

                                    VOTES FOR      VOTES WITHHELD

          Charles M. Brennan III   48,014,187           67,341
          Darius W. Gaskins, Jr.   48,013,822           67,706
          Thomas A. Gildehaus.     48,014,174           67,354
          Gene Locks               47,486,346          595,182
          Ruth R. McMullin         48,010,587           70,941
          Thomas F. Meagher        48,013,687           67,841
          Robert B. Steinberg      47,484,496          597,032
          William J. Williams      48,012,957           68,571

          (2) Ratification of the appointment of the firm of Arthur Andersen LLP as the Company's independent public accountant for 1996:

              Votes for           -    47,874,952
              Against             -        31,061
              Abstain             -       175,515
              Broker Non Votes    -             0





          ITEM 5.  OTHER INFORMATION


          DISPOSITION OF ASSETS


          On January 26, 1996, the Company announced that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions and focus on the development of the ROHN Division, a supplier of goods and services to the telecommunications industry. See Note (9) of Notes to Financial Statements in Part I hereof. The Company engaged J.P. Morgan Securities Inc. to act as its financial advisor and to provide other services, including assistance in identifying qualified purchasers, soliciting acquisition proposals and negotiating financial aspects of proposed acquisitions. As a result of this process, the Company entered into a definitive agreement on May 15, 1996, to sell the assets and business of its UNR Leavitt Division to Chase Brass Industries, Inc. for $95.0 million in cash, subject to certain closing adjustments.
    On June 18, 1996 the Company entered into a definitive agreement to sell the assets and business of its Unarco Commercial Products Division to Richards Capital Fund, L.P. for $41.0 million cash, subject to certain closing adjustments. On July 26, 1996, the sale of the Unarco Commercial Products Division was consummated, and the sale of the UNR Leavitt Division is scheduled to close in the third quarter. The purchase prices were determined by arms-length negotiations with the purchasers. The Company is engaged in continuing discussions with possible purchasers of the other discontinued divisions which are expected to be sold by the end of 1996.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

         (A)  EXHIBITS

              2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.

             10. Sale and purchase agreement dated May 15, 1996, between Chase Brass Industries, Inc. and UNR Industries, Inc. (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K filed July 24, 1996).

                   Sale and purchase agreement dated June 18, 1996, between Richards Capital Fund, L.P. and UNR Industries, Inc. (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K filed July 24, 1996).

             11.   The computation can be determined from the report.
             15.   None
             18.   None
             19.   None
             22.   None
             23.   None
             24.   None
             27.   Financial data schedule.

         (B)  Reports on Form 8-K

                   None



                                      SIGNATURES
                                      ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNR INDUSTRIES, INC.
                                 --------------------

Dated:  August 5, 1996  /s/ Henry Grey
- ----------------------  ------------------------------------------------------
                        Henry Grey
                        Senior Vice President-Finance, Treasurer & Chief
                          Financial Officer


Dated:  August 5, 1996  /s/ John A. Saladino
- ----------------------  ------------------------------------------------------
                        John A. Saladino
                        Vice President & Controller