Form 10-Q
period 1996-09-30
UNR INDUSTRIES INC
filed 1996-11-14
CIK 315641

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

                                      FORM 10-Q

(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1996

                                          OR

( )                     TRANSITION REPORT PURSUANT TO SECTION
                  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD
                            FROM __________TO_____________

                            COMMISSION FILE NUMBER 1-8009

                                 UNR INDUSTRIES, INC.
                                      (DELAWARE)

                              332 South Michigan Avenue
                            Chicago, Illinois  60604-4385

                   I.R.S. Employer Identification Number 36-3060977

                           TELEPHONE NUMBER (312) 341-1234




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---    ---

                                            Outstanding as of
                                            November 14, 1996
                                             -----------------
Common Stock $.01 par value................      52,442,316


                                                       PART I - FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                                                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                                            STATEMENTS OF INCOME
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                 (unaudited)

                                  THREE MONTHS ENDED SEPT 30     NINE MONTHS ENDED SEPT 30
                                        1996           1995           1996          1995
                                   ---------      ---------      ---------      ---------
 Net Sales                         $  41,910      $  32,994      $ 110,724      $ 111,254

 Cost of products sold                29,300         22,927         77,413         77,778
                                   ---------      ---------      ---------      ---------

   Gross Profit                       12,610         10,067         33,311         33,476

 Selling, general & admin.
 expenses                              3,824          2,618         11,051         10,305
                                   ---------      ---------      ---------      ---------

   Operating Income                    8,786          7,449         22,260         23,171

 Interest income (expense), net          694            257            637          1,413
                                   ---------      ---------      ---------      ---------

 Income from continuing operations
 before income taxes                   9,480          7,706         22,897         24,584

 Income tax provision                  3,700          3,100          9,000          9,800
                                   ---------      ---------      ---------      ---------

 Income from continuing operations     5,780          4,606         13,897         14,784

 Discontinued operations:
    Income from operations, net          418          2,465          3,859          7,954

    Gain on sales, net                21,900            ---         21,900           ---
                                   ---------      ---------      ---------      ---------

 NET INCOME                        $  28,098      $   7,071      $  39,656      $  22,738
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------
 Net Income Per Share:
 Continuing operations             $     .11      $     .09      $     .27      $     .29

 Discontinued operations:
    Income from operations               .01            .05            .08            .16

    Gain on sales, net                   .42            ---            .42           ---
                                   ---------      ---------      ---------      ---------

 NET INCOME PER SHARE              $     .54      $     .14      $     .77      $     .45
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------

 Weighted average number of shares
 outstanding                          52,431         52,142         52,355         51,704



                                UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                          BALANCE SHEETS
                                          (IN THOUSANDS)
                                             (unaudited)

                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                1996           1995

                                                                         -----------    -----------
                                               ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                             $    44,366    $     5,878
   Accounts, notes and other receivables, less allowance for doubtful
   accounts of $2,374 in 1996 and $2,185 in 1995                              26,169         17,464
   Inventories                                                                28,002         27,549
   Deferred income taxes                                                           0          7,876
   Prepaid expenses                                                              899            988
                                                                         -----------    -----------

     TOTAL CURRENT ASSETS                                                     99,436         59,755
                                                                         -----------    -----------

 PLANT AND EQUIPMENT, at cost                                                 34,016         29,653
   Less:  Accumulated depreciation                                           (18,759)       (17,827)
                                                                         -----------    -----------

     TOTAL PLANT AND EQUIPMENT                                                15,257         11,826
                                                                         -----------    -----------
 OTHER ASSETS
   Net assets of discontinued operations                                           0         89,026
   Other (primarily restricted cash in 1996)                                   6,533            619
                                                                         -----------    -----------

 TOTAL ASSETS                                                            $   121,226    $   161,226
                                                                         -----------    -----------
                                                                         -----------    -----------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Short-term borrowings                                                 $       ---    $     6,000
   Accounts payable                                                            8,756          5,236
   Accrued expenses                                                           17,099         16,852
   Current portion of long-term liabilities                                      181            190
   Accrued income taxes                                                       11,440            513
   Reserve for discontinued operations                                         6,206           ---
                                                                         -----------    -----------

     TOTAL CURRENT LIABILITIES                                                43,682         28,791
                                                                         -----------    -----------

 LONG-TERM LIABILITIES                                                        10,540          4,671
                                                                         -----------    -----------

 STOCKHOLDERS' EQUITY
   Common stock                                                                  528            525
   Capital surplus                                                            27,919         66,898
   Retained earnings                                                          43,880         67,843
   Treasury stock                                                             (1,595)        (1,595)
   Notes receivable from officers                                             (3,009)        (5,525)
   Unearned portion of restricted stock                                         (719)          (382)
                                                                         -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                               67,004        127,764
                                                                         -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   121,226    $   161,226
                                                                         -----------    -----------
                                                                         -----------    -----------

                                UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                     STATEMENTS OF CASH FLOWS

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                          (IN THOUSANDS)
                                             (unaudited)

                                                                               1996            1995
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                              $    39,656     $    22,738
Adjustments for noncash items included in net income-
 Depreciation and amortization                                                1,150           1,071
 Deferred income taxes                                                        5,270           9,800
 Provision for deferred employee compensation                                   181             135
 Gain on sales of discontinued operations                                   (21,900)           ---
 Operating requirements-
     Accounts receivable (increase) decrease                                 (8,704)          1,120
     Inventories (increase)                                                    (453)         (5,687)
     Prepaid expenses decrease                                                   89             230
     Accounts payable & accrued expenses increase (decrease)                  6,831          (2,046)
 Discontinued operations                                                    (25,866)          1,009
                                                                        -----------     -----------

 Net cash provided by (used for) operating activities                   $    (3,746)    $    28,370
                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of plant and equipment                                        $    (4,543)    $    (1,431)
 Proceeds from the sale of discontinued operations                          153,869          13,985
 (Increase) in other assets                                                  (5,952)           (415)
                                                                        -----------     -----------

 Net cash provided by investing activities                              $   143,374     $    12,139
                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Decrease in long-term liabilities                                      $      (140)    $      (148)
 Increase in long-term liabilities                                            6,000            ---
 Proceeds from short-term borrowings                                          4,000            ---
 Payment of short-term borrowings                                           (10,000)           ---
 Dividends paid                                                            (104,667)        (80,211)
 Repayment of officer's loans                                                 2,515           1,995
 Issuance of common stock                                                     1,152             692
                                                                        -----------     -----------

     Net cash (used for) financing activities                           $  (101,140)    $   (77,672)
                                                                        -----------     -----------

 Net increase (decrease) in cash and cash equivalents                   $    38,488     $   (37,163)

 Cash & cash equivalents, beginning of period                                 5,878          68,991
                                                                        -----------     -----------
 Cash & cash equivalents, end of period                                 $    44,366     $    31,828
                                                                        -----------     -----------
                                                                        -----------     -----------

 Cash paid during the period for interest                               $       595     $       461
                                                                        -----------     -----------
                                                                        -----------     -----------
 Cash paid during the period for income taxes                           $     7,259     $     1,253
                                                                        -----------     -----------
                                                                        -----------     -----------

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

(3) Income Taxes:

    On December 21, 1992, the Internal Revenue Service issued final regulations under Section 468B "Special Rules for Designated Settlement Funds." The Section 468B regulations deal with the tax treatment of the Company's 1989 transfer of
29.4 million shares of UNR stock to the UNR Asbestos-Disease Claims Trust.
Based on these regulations, the Company and the Trust elected to treat the Trust as a Qualified Settlement Fund on January 1, 1993, which entitled the Company to a tax deduction equivalent to the value of the stock held by the Trust on that date. This deduction substantially reduced the Company's 1993 income tax liability and generated tax loss carry-backs and carry-forwards.

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

(5) Other Assets:

    Other assets at September 30, 1996, includes approximately $5.2 million of unused proceeds of a $6.0 million industrial revenue bond incurred for the purpose of financing the acquisition and construction of a new manufacturing facility in Frankfort, Indiana. These funds have been invested in U.S. Treasury Bills, and are carried at cost which approximates market.

(6) Treasury Stock:

    In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of September 30, 1996, 1,133,525 shares have been purchased.

(7) Dividends Declared:

    On September 27, 1996, the Company paid an extraordinary dividend of $2.00
per share to stockholders of record as of September 17, 1996.   On December 28,
1995, the Company paid an extraordinary dividend of $1.00 per share to stockholders of record as of the close of business on December 18, 1995. On April 17, 1995, the Company paid a regular cash dividend of $.25 per share and an extraordinary dividend of $1.30 per share to stockholders of record as of the close of business on April 3, 1995.

(8) Inventories:

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

    Total inventories included the following classifications (In Thousands):

                       September 30,  December 31,
                               1996           1995
                         ----------     ----------
    Finished goods      $   12,587     $   12,254
    Work-in-process          3,138          3,791
    Raw materials           12,277         11,504
                         ----------     ----------

    Total Inventories   $   28,002     $   27,549
                         ----------     ----------
                         ----------     ----------

(9)  Discontinued Operations:

    On September 7, 1995, the Company announced that its Board of Directors authorized Company management to explore the sale of all or a majority of the common stock of the Company. On January 26, 1996, the Company announced that efforts to sell the entire Company did not result in a satisfactory offer and that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions. The discontinued divisions are the Leavitt Tube division, a producer of mechanical and structural steel tubing, the Commercial Products division, a manufacturer of steel and plastic shopping carts, the Home Products division, a manufacturer of stainless steel and composite sinks and the Real Time Solutions, Inc. subsidiary, a supplier of "pick-to-light" inventory picking systems. Net assets of these divisions are classified as "Net assets of discontinued operations" in the accompanying balance sheets.

On May 16, 1996, the Company announced the signing of a definitive sales agreement to sell its UNR-Leavitt Division to Chase Brass, Industries for $95.0
million cash, subject to closing adjustments.  This transaction   was closed in
August, 1996.

On June 19, 1996, the Company announced the signing of a definitive sales agreement to sell its Unarco Commercial Products Division to Richards Capital Fund, L.P. for $41.0 million cash, subject to closing adjustments. This transaction was closed in July, 1996.

On August 27, 1996, the Company announced the signing of a definitive sales agreement to sell its UNR Home Products division to Franke, Inc. for $21.4 million cash, subject to closing adjustments. This transaction was closed in September, 1996.

The accompanying statements of income include a gain on sales of discontinued operations of $21.9 million, net of income taxes, to reflect the closed transactions for its UNR-Leavitt, Unarco Commercial Products and UNR Home Products Divisions.

The accompany balance sheet includes reserves for discontinued operations to reflect future payments associated with the sale of the three divisions sold during the third quarter, as well as costs associated with any future sale of Real Time Solutions, Inc.

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

    The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three and nine-month periods ended September 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's 1995 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1995. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1995, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three and nine-month periods ended September 30, 1996, with the corresponding period of 1995.

Results of Operations


    Third quarter of 1996 versus Third quarter of 1995:

    Net sales from continuing operations increased 27.0% to $41.9 million from $33.0 million in the prior year. This increase is due, in part, to increases in the build-out of Personal Communications Services (PCS) infrastructure.

    Selling, general and administrative expenses were $3.8 million or 9.1% of sales for 1996 versus $2.6 million or 7.9% of sales in 1995. The higher percentage of sales for 1996, is due to a gain on a real estate sale in 1995 that was an offset to these expenses.

    Operating income was $8.8 million for the third quarter of 1996 versus $7.4 million for the same period last year or an increase of 17.9%. This increase is due, in part, to increases in build-out of PCS systems.

    Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Net interest income for the third quarter of 1996 versus net interest income for the third quarter of 1995 is due to greater levels of cash available this year versus last year.

    Income from discontinued operations declined from $2.5 million in the third
quarter of 1995 to $.4 million in the third quarter of 1996.   This decrease is
due to the sales of the discontinued operations described in Note 9.

    First nine months of 1996 versus first nine months of 1995:

    Net sales from continuing operations decreased .5% to $110.7 million from $111.3 million in the prior year. Net sales in 1995 included approximately $15 million of one-time sales for a stand-alone communications network. Sales in 1996 reflect improved third quarter volume, primarily due to the increase in the
(PCS) system build-out.

    Selling, general and administrative expenses were $11.1 million or 9.9% of sales in 1996 versus $10.3 million or 9.2% of sales in 1995. The higher percentage of sales for 1996 is due to a gain on a real estate sale in 1995 that was an offset to these expenses.

    Operating income was $22.3 million for the first nine months of 1996 versus $23.2 million for the same period last year or a decrease of 3.9%. This decline is due largely to the offset to selling, general and administrative expenses described above.

    Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Lower net interest income for the first nine months of 1996 versus net interest income for the first nine months of 1995 is due to lower levels of cash in 1996.

    Income from discontinued operations declined from $8.0 million in the first nine months of 1995 to $3.9 million in the first nine months of 1996, or 51.5%. This decrease is due to the sale of the discontinued operations described in
Note 9.

LIQUIDITY AND CAPITAL RESOURCES

        The following is a comparison of the working capital at September 30, 1996, and December 31, 1995:

                                 September 30, 1996       December 31, 1995
                                 ------------------       -----------------

Working Capital (in millions)          $55.8                    $31.0

Working Capital Ratio               2.3 to 1                 2.1 to 1

    The Company's financial condition continues to be strong at the end of the third quarter of 1996, with working capital of $55.8 million at September 30, 1996, as compared to $31.0 million at December 31, 1995. The Company's working capital ratio at September 30, 1996, was 2.3 to 1 versus 2.1 to 1 at December 31, 1995; both are considered strong measures of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows, borrowings through industrial revenue bonds and under a $20.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.


SALE OF DISCONTINUED BUSINESSES

    See Item 5, Part II of this report.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 26, 1996, the UNR Asbestos-Disease Claims Trust, holder of 56.1% of the outstanding common stock of the Company, delivered to the Company a written consent adopting a resolution approving the plan of the Board of Directors to take all action necessary to receive proposals for the sale of the Company's Leavitt Tube, Unarco Commercial Products, UNR Home Products, and Real Time Solutions, Inc., divisions and authorizing the sale of the Leavitt Tube Division pursuant to a definitive agreement for its sale.

ITEM 5.  OTHER INFORMATION

DISPOSITION OF ASSETS

    On January 26, 1996, the Company announced that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions. See Note (9) of Notes to Financial Statements in Part I hereof. The Company engaged J.P. Morgan Securities Inc. to act as its financial advisor and to provide other services, including assistance in identifying qualified purchasers, soliciting acquisition proposals and negotiating financial aspects of proposed acquisitions. As a result of this process, the Company entered into a definitive agreement on May 15, 1996, to sell the assets and business of its UNR Leavitt Division to Chase Brass Industries, Inc. for $95.0 million in cash, subject to certain closing adjustments. On August 30, 1996 the sale of the UNR-Leavitt Division was consumated. On June 18, 1996, the Company entered into a definitive agreement to sell the assets and business of its Unarco Commercial Products Division to Richards Capital Fund, L.P. for $41.0 million cash, subject to certain closing adjustments. On July 26, 1996, the sale of the Unarco
Commercial Products Division was consummated.     On August 23, 1996, the
Company entered into a definitive agreement to sell the assets and business of its UNR Home Products Division to Franke, Inc. for $21.4 million cash, subject to certain closing adjustments. On September 27, 1996, the sale of the UNR Home Products Division was consumated. The purchase prices were determined by arms-length negotiations with the purchasers. The Company is engaged in continuing discussions with possible purchasers of its Real Time Solutions division which is expected to be sold by the end of 1996.

    J.P. Morgan Securities, Inc., the Company's financial advisor, has also been requested to conduct a review of strategic options for the Company, including the possibility of a sale, merger, consolidation or other business combination involving all or a portion of the stock or assets of the Company.

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

         11.  The computation can be determined from the report.
         15.  None
         18.  None
         19.  None
         22. Information Statement dated August 23, 1996 (incorporated by reference to the Company's report on Form 14C filed July 29,
              1996).
         23.  None
         24.  None
         27.  Financial data schedule.

    (B)    Reports on Form 8-K

              None



                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNR INDUSTRIES, INC.


Dated:  November 14, 1996              /s/ Henry Grey
                                       ----------------------------------------
                                       Henry Grey
                                       Senior Vice President-Finance, Treasurer
                                       & Chief Financial Officer


Dated:  November 14, 1996              /s/ John A. Saladino
                                       ----------------------------------------
                                       John A. Saladino
                                       Vice President & Controller