Form 10-K
period 1996-12-31
UNR INDUSTRIES INC
filed 1997-03-31
CIK 315641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     ------------------ TO
     ------------------

                           COMMISSION FILE NO. 1-8009

                              UNR INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                      36-3060977
-------------------------------------  --------------------
      (State of Incorporation)           (I.R.S. Employer
                                       Identification No.)

    6718 WEST PLANK ROAD, PEORIA,             61604
              ILLINOIS                 --------------------
-------------------------------------
   (Address of Principal Executive          (Zip Code)
               Office)

                                 (309)-697-4400
              (Registrant's Telephone Number Including Area Code)
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

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    As of March 14, 1997, 52,838,707 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates is $170,000,000 based upon the average bid and asked prices of such stock as of March 14, 1997.

Documents incorporated by reference:

(1) Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1996. Certain information therein is incorporated by reference into
Part I, Part II and Part IV hereof.

(2) Proxy Statement for the Annual Meeting of Shareholders. Certain information therein is incorporated by reference into Part III hereof.

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

    On December 31, 1992, Unarco Industries, Inc. and UNR, Inc. merged into UNR Industries, Inc.

    On January 26, 1996, the Registrant announced that previous efforts to sell the entire Company did not result in a satisfactory offer, and that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions and focus on the growth and development of its UNR-ROHN Division ("ROHN").

    The four divisions, which are treated as discontinued operations for financial reporting purposes, were all sold during 1996:

    - UNR Leavitt Division, a manufacturer of structural and mechanical steel tubing, was sold to Chase Brass Industries for $95.0 million cash, subject to closing adjustments. This transaction was closed in August, 1996.

    - Unarco Commercial Products Division, a manufacturer of steel and plastic shopping carts, was sold to Richards Capital Fund. L.P. for $41.0 million cash subject to closing adjustments. This transaction was closed in July, 1996.

    - UNR Home Products Division, a manufacturer of stainless steel and composite sinks, was sold to Franke, Inc. for $21.4 million cash subject to closing adjustments. This transaction was closed in September, 1996.

    - The assets of Real Time Solutions, Inc., a provider of computerized warehouse management and control systems, were sold to Pinnacle Automation. This transaction was closed in December, 1996.

    On March 6, 1997, UNR moved its principal executive office from 332 South Michigan Avenue, Chicago Illinois to 6718 West Plank Road, Peoria, Illinois.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Information required under this section appears as Note 11 to the 1996 Consolidated Financial Statements of the Registrant included as Exhibit 13 to this Form 10-K and incorporated herein by reference.

  (c) NARRATIVE DESCRIPTION OF BUSINESS

    Registrant manufactures, markets and installs towers, poles, masts and mounts used as support structures for antennae, receivers and transmitting devices and concrete and fiberglass shelters and cabinets to house electronic telecommunications equipment. Registrant's products are sold through distributors and directly to customers in telecommunications markets including cellular, personal communications systems, enhanced specialized mobile radio, paging services, radio and television broadcast, wireless cable, private microwave systems, military communications systems and direct broadcast satellite.

    Registrant also manufactures a line of livestock handling products sold to farmers, ranchers, fairs and exposition and equestrian facilities, privacy fencing sold to the military and other customers and provides custom fabrication and hot-dip galvanizing services. These items represent in the aggregate less than ten percent of Registrant's revenues.

    Registrant's telecommunications products are distributed directly and through distributors to customers throughout the United States and to international markets.

    All of the raw materials required for the manufacture of Registrant's products are readily available from a number of different suppliers.

    PATENTS

    The Registrant has a number of patents and trademarks, none of which are considered material to the consolidated operations.

    RESEARCH & DEVELOPMENT

    The Registrant spent approximately $210,000 in 1996, $170,000 in 1995, and $24,000 in 1994 for research on new and improved products. Approximately four employees are currently engaged full time in this activity.

    EMPLOYEES

    As of December 31, 1996, the Registrant employed approximately 700 people. Collective bargaining agreements cover approximately 300 employees at its facilities in Peoria, Illinois, and Frankfort, Indiana. The unions are the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. The Registrant considers its relations with its employees to be good.

    COMPETITION

    The Registrant competes with a number of manufacturers in each of its products lines. Although the available information does not permit the Registrant to provide accurate data as to its precise competitive position, the Registrant believes it has a significant share in the product classes in which it participates. The principal methods of competition are price, quality and product service.

    CUSTOMER, BACKLOG AND FOREIGN SALES

    The Registrant has one customer to which it sold towers and shelter for use in both the PCS and Cellular markets that provided approximately 11% of the registrant's 1996 net sales.

    The Registrant's backlog of firm orders was approximately $53.0 million at December 31, 1996, and $26.9 million at December 31, 1995. It is anticipated that all of the backlog orders will be filled during the current year. The stated backlog is not necessarily indicative of company sales or profits for any future period.

    Foreign sales of the Registrant in 1996, 1995 and 1994 were approximately $7.1 million, $8.5 million and $7.4 million, respectively.

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

ITEM 2.  PROPERTIES.

    The following table sets forth information concerning location, size, use and nature of the principal manufacturing facilities owned or leased by the Registrant. The Registrant believes its plants are suitable for their purposes, are well maintained and are adequately insured. Not included in the table are warehouses, owned and leased, aggregating approximately 21,200 square feet.

   LOCATION                   USE                  SQUARE FOOTAGE          LEASED OR OWNED
--------------  --------------------------------  ----------------  ------------------------------
Peoria, IL      Tower & Poles                           375,000     Owned
Frankfort, IN   Towers & Livestock Equipment             50,000     Owned
Frankfort, IN   Towers & Livestock Equipment             87,500     Leased (Expiration 4/30/97)
Frankfort, IN   Towers & Livestock Equipment            180,000     Owned
Bessemer, AL    Equipment Shelters                      250,000     Leased (Expiration 9/15/11)

The Company occupied the 180,000 square foot facility, in Frankfort, IN, in January, 1997 and will vacate the 87,500 square foot leased facility around April 30, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There have been no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Registrant are as follows:

          NAME             AGE                       EXPERIENCE/TENURE
-------------------------  ----  ---------------------------------------------------------
Thomas A. Gildehaus......    56  Chief Executive Officer and President (since July 1992);
                                 Director since July 1992; Director, Executive Vice
                                   President of Deere & Company, manufacturer of farm and
                                   construction equipment (1980-1992).
                                 On December 19, 1996, Registrant announced that it was
                                   undertaking a search for a President and Chief
                                   Executive Officer who would replace Mr. Gildehaus. On
                                   March 17, 1996, Registrant announced that Brian B.
                                   Pemberton was appointed President and Chief Executive
                                   Officer effective April 14, 1997, and that Mr.
                                   Gildehaus would be leaving the Company.
Henry Grey...............    43  Senior Vice President, Chief Financial Officer and
                                 Treasurer (since 1994); Vice President--Finance and
                                   Treasurer (1986-1994); Senior Manager, Arthur Andersen
                                   & Co., (1974-1986).

Victor E. Grimm resigned as Vice President effective December 31, 1996. He continues to serve as Corporate Secretary.

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

                                                                                                   DIVIDENDS
                                                                                                     PER
COMMON STOCK                                                                  HIGH        LOW       SHARE
--------------------------------------------------------------------------   -------    -------    -------
1995
  First Quarter...........................................................   $ 7 1/8    $ 5 1/4    $1.55
  Second Quarter..........................................................     7 7/8      5 3/8      --
  Third Quarter...........................................................     9 3/8      7 1/4      --
  Fourth Quarter..........................................................     9 3/8      7 1/16   1.00
1996
  First Quarter...........................................................   $ 9        $ 7 5/8    $ --
  Second Quarter..........................................................    10          7 15/16    --
  Third Quarter...........................................................    10 1/4      6 1/2    2.00
  Fourth Quarter..........................................................     7 3/8      5 7/8    .60
1997
First Quarter (through March 14)..........................................   $ 8        $ 5 7/8    $ --

    As of March 14, 1997, the Registrant had 3,016 record holders of its Common Stock

    On April 17, 1995, the Registrant paid a $.25 regular cash dividend and a $1.30 extraordinary cash dividend to Stockholders of record on April 3, 1995.

    On December 28, 1995, the Registrant paid a $1.00 extraordinary cash dividend to Stockholders of record on December 18, 1995.

    On September 27, 1996, the Registrant paid a $2.00 extraordinary cash dividend to Stockholders of record on September 17, 1996.

    On December 23, 1996, the Registrant paid a $.25 regular cash dividend and a $.35 extraordinary cash dividend to Stockholders of record on December 16, 1996.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA).

-----------------------------------------------------------------------------------------------------------------

Five Year Summary of Operations                               1996       1995       1994       1993       1992
-----------------------------------------------------------------------------------------------------------------
Net Sales                                                   $ 154,434  $ 142,216  $ 107,026  $  73,811  $  67,262
Cost of products sold                                         106,847     98,996     73,060     51,846     46,250
-----------------------------------------------------------------------------------------------------------------
Gross Profit                                                   47,587     43,220     33,966     21,965     21,012
-----------------------------------------------------------------------------------------------------------------
Operating Income                                               32,498     29,862     18,580      9,710      9,579
-----------------------------------------------------------------------------------------------------------------
Interest income, net                                              884      1,839      1,174        551      3,586
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes          33,382     31,701     19,754     10,261     13,165
Income tax provision                                           13,100     12,700      7,900      4,100      5,000
-----------------------------------------------------------------------------------------------------------------
Income from Continuing Operations                              20,282     19,001     11,854      6,161      8,165
Discontinued operations--
  Income from operations, net of tax                            3,859     10,275     21,971     12,623    121,718
  Gain(loss) on dispositions, net of tax                       21,900     --         (2,500)    --         (6,200)
-----------------------------------------------------------------------------------------------------------------
Net Income                                                  $  46,041  $  29,276  $  31,325  $  18,784  $ 123,683
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Share:
Continuing operations                                       $     .39  $     .37  $     .24  $     .13  $     .18
Discontinued operations--
  Income from operations                                    $     .08        .20        .45        .27       2.70
  Gain(loss) on dispositions                                $     .42     --           (.05)    --           (.14)
-----------------------------------------------------------------------------------------------------------------
Net Income Per Share                                        $     .89  $     .57  $     .64  $     .40  $    2.74
-----------------------------------------------------------------------------------------------------------------
Dividends Declared Per Common Share                         $    2.60  $    2.55  $     .20  $    1.20  $    2.20
-----------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding                     52,383     51,813     49,318     47,369     45,040
-----------------------------------------------------------------------------------------------------------------
Five-Year Summary of Financial Data
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                $  93,372  $ 161,226  $ 258,106  $ 229,505  $ 353,624
Stockholders' Equity                                           42,511    127,764    220,596    193,384    232,981
Dividends Declared                                            136,368    132,274      9,738     57,691    102,517
Return on Assets                                                 49.3%      18.2%      12.1%       8.2%      35.0%
Return on Stockholders' Equity                                  108.3%      22.9%      14.2%       9.7%      53.1%
Capital Expenditures                                           11,658      2,303      3,335        781        683
Depreciation and Amortization                                   1,672      1,433      1,358      1,353      1,341
Long-Term Liabilities                                          12,191      4,671      4,867      2,949      3,136
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis appearing on pages 26 through 27 of UNR Industries, Inc. 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is incorporated by reference from the Statements of Income, Statements of Cash Flows, Balance Sheets, Statements of Changes in Stockholders' Equity and Notes to Financial Statements included in the UNR Industries, Inc. 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required by this item with respect to the directors and the Executive Officers of the Registrant is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information required by this item with respect to executive compensation is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of Registrant's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1996.

    On December 11, 1996, the UNR Asbestos Disease Claims Trust filed Schedule 13D with the Securities and Exchange Commission indicating that it has reviewed its investment in UNR and has determined it will explore a possible sale of its block of Common Stock to a potential acquiror of UNR, merger or recapitalization of UNR, or a future sale of its shares in one or more public or private offerings. The Trust stated that it has retained an investment banker to advise the Trust with respect to its options and to assist the Trust in implementing a program to achieve the Trust's objectives of maximizing the value of its investment in UNR and liquidating such investment as promptly as it is practical to do so.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this item is hereby incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a)  1. Financial Statements:

            The information required by this item is incorporated by reference in Item 8 of this report.

        2. The following financial schedule for the years 1996, 1995 and 1994 is submitted herewith:

           Schedule II--Allowance for Doubtful Accounts.

        3. Exhibits:

    The following list sets forth the exhibits to this Form 10-K as required by
Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the balance are hereby incorporated by reference to documents previously filed with the Securities and Exchange Commission. Exhibits hereto incorporated by reference to such other filed documents are indicated by an asterisk.

EXHIBIT NO.

  (2)*Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.

  (3)*Amended and Restated Certificate of Incorporation dated March 13, 1980, filed as an exhibit to the 1990 Form 10-K.

     *Certificate of Amendment dated June 2, 1989, to amended and restated Certificate of Incorporation filed as an exhibit to the 1990 Form 10-K.

     *Certificate of Amendment dated July 12, 1990, to amended and restated Certificate of Incorporation filed as an exhibit to the 1990 Form 10-K.

     *Amended and Restated By-Laws dated May 5, 1994, filed as an exhibit to the 1993 Form 10-K.

  (4)*Warrant Agreement (including form of warrant) issued pursuant to the provisions of Article III of the Registrant's Consolidated Plan of Reorganization confirmed on June 2, 1989, filed as an exhibit to the 1989 Form 10-K.

  (9)None.

 (10)Material Contracts:

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

     Agreements with J.P. Morgan Securities Inc. dated June 22, 1995, and February 9, 1996.

     The SEC File Number for Unarco Industries, Inc., Registrant's predecessor was 1-3296; for Registrant the SEC File Number is 1-8009.

 (11)The computation can be determined from report.

 (12)Not applicable.

 (13)Registrant's 1996 Annual Report to Shareholders.

 (16)Not applicable.

 (18)None.

*(21)List of Subsidiaries of Registrant.

 (22)Not applicable.

 (23)Consent of Independent Public Accountants.

 (24)None.

 (27)Financial data schedule.

 (99)None.

     (b)No Form 8-K was filed for the quarter ended December 31, 1996.

     (c)Exhibits--See 10, 13, 21, 23 and 27 above.

     (d)None.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of UNR Industries, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in UNR Industries, Inc.'s 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 6, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule included in Part IV, Item 14(d) (Allowance for Doubtful Accounts) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 6, 1997

                                                                     SCHEDULE II

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS)

    Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

                                                                                                     1994       1995       1996
                                                                                                   ---------  ---------  ---------
Balance--beginning of year.......................................................................  $   1,256  $   2,300  $   2,185
Add (deduct)
--Provision charged to income....................................................................      1,340          4        186
--Bad debts written-off..........................................................................       (296)      (119)    (1,235)*
                                                                                                   ---------  ---------  ---------
Balance--end of year.............................................................................  $   2,300  $   2,185  $   1,136
                                                                                                   ---------  ---------  ---------
                                                                                                   ---------  ---------  ---------

*The 1996 bad debts written-off include $1,009 related to the ancillary hot dip galvanizing services, and are not related to the registrant's operations in the telecommunications markets.

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

March 14, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 1997                                            /s/  THOMAS A. GILDEHAUS
                                                          --------------------------------------------------------
                                                          Thomas A. Gildehaus
                                                          CHIEF EXECUTIVE OFFICER, PRESIDENT & DIRECTOR

March 14, 1997                                            /s/  HENRY GREY
                                                          --------------------------------------------------------
                                                          Henry Grey
                                                          SENIOR VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                                          PRINCIPAL FINANCIAL OFFICER

March 14, 1997                                            /s/  RODNEY B. HARRISON
                                                          --------------------------------------------------------
                                                          Rodney B. Harrison
                                                          PRINCIPAL ACCOUNTING OFFICER

March 14, 1997                                            /s/  CHARLES M. BRENNAN III
                                                          --------------------------------------------------------
                                                          Charles M. Brennan III
                                                          DIRECTOR

March 14, 1997                                            /s/  DARIUS W. GASKINS, JR.
                                                          --------------------------------------------------------
                                                          Darius W. Gaskins, Jr.
                                                          DIRECTOR

March 14, 1997                                            /s/  GENE LOCKS
                                                          --------------------------------------------------------
                                                          Gene Locks
                                                          DIRECTOR, CHAIRMAN OF THE BOARD

March 14, 1997                                            /s/  RUTH R. MCMULLIN
                                                          --------------------------------------------------------
                                                          Ruth R. McMullin
                                                          DIRECTOR

March 14, 1997                                            /s/  THOMAS F. MEAGHER
                                                          --------------------------------------------------------
                                                          Thomas F. Meagher
                                                          DIRECTOR

March 14, 1997                                            /s/  ROBERT B. STEINBERG
                                                          --------------------------------------------------------
                                                          Robert B. Steinberg
                                                          DIRECTOR

March 14, 1997                                            /s/  WILLIAM J. WILLIAMS
                                                          --------------------------------------------------------
                                                          William J. Williams
                                                          DIRECTOR