Form 10-K/A
period 1996-12-31
UNR INDUSTRIES INC
filed 1997-04-25
CIK 315641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    As of April 17, 1997, 52,353,691 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates is $160,000,000 based upon the average bid and asked prices of such stock as of April 17, 1997.

Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) DIRECTORS OF THE REGISTRANT

                               DIRECTOR
          DIRECTOR               SINCE         AGE
----------------------------  -----------      ---
Charles M. Brennan, III             1989           55
Darius W. Gaskins, Jr.              1990           57
Gene Locks                          1989           60
Ruth R. McMullin                    1990           55
Thomas F. Meagher                   1989           66
Robert B. Steinberg                 1989           68
William J. Williams                 1990           68


      DIRECTOR NOMINEE
----------------------------
Brian B. Pemberton                                 52

                                              PRINCIPAL OCCUPATIONS FOR THE LAST FIVE YEARS,

          DIRECTOR                             OTHER DIRECTORSHIPS AND COMMITTEE ASSIGNMENTS

----------------------------  -------------------------------------------------------------------------------

Charles M. Brennan, III       Chairman and Chief Executive Officer of MYR Group Inc., an electrical contracting firm (October 1989 to present); Secretary of UNR (July 1990 to

                              September 1992). Other directorships: MYR Group Inc.; Control Devices, Inc., a supplier of sensor controls; Holbrook-Patterson, Inc., an educational equipment manufacturer. Chair of UNR's Audit Committee and member of the Executive

                              Committee.

Darius W. Gaskins, Jr.        Co-Founding Partner, Carlisle, Fagan, Gaskins & Wise Inc., a management consulting firm (May 1993 to present); Partner, High Street Associates, a management and investment firm (June 1991 to present); Chairman, Leaseway

                              Transportation Corp., a distribution services provider (December 1994 to April

                              1995). Other directorships: Northwestern Steel and Wire Company, a producer of steel and wire products; Sapient Corporation, a software company; Anacomp

                              Incorporated, a micrographics supplier. Chair of UNR's Compensation Committee,

                              and member of the Executive Committee.

Gene Locks                    Chairman of the Board of UNR Industries, Inc. (May 1991 to present); Founding partner, Greitzer & Locks, attorneys. Member of Trustees Advisory Committee to

                              UNR Asbestos-Disease Claims Trust (June 1989 to present). Other directorships:

                              Chairman of the Board, Apex Teletech Resources, Inc. Member of UNR's Executive

                              and Compensation Committees.

Ruth R. McMullin              Chair, Trustees of the Eagle-Picher Personal Injury Settlement Trust (November

                              1996 to present); Management Fellow (faculty member) Yale School of Management

                              (August 1994 to 1995); President and Chief Executive Officer, Harvard Business

                              School Publishing Corporation (November 1991 to April 1994). Other

                              directorships: Bausch & Lomb, Inc., a health care and optics company; Middlesex

                              Mutual Assurance Company, a property and casualty insurance company; Secure

                              Technologies, Inc., a distance monitoring company. Member of UNR's Audit

                              Committee.

Thomas F. Meagher             Chairman and principal stockholder of Howell Tractor and Equipment Company, a distributor of heavy-duty construction equipment; Chairman, Continental Air

                              Transport Company, Inc., an airport transfer company (1964 to 1994); Chairman of Tri-County Equipment Company, a distributor of golf cart equipment (1989 to

                              1993). Other directorships: Howell Tractor and Equipment Company; TransWorld

                              Airlines, an international air carrier. Member of UNR's Audit Committee.

Robert B. Steinberg           Partner, Rose, Klein and Marias, attorneys; Member of Trustees Advisory

                              Committee to UNR Asbestos-Disease Claims Trust (June 1989 to present). Member of UNR's Compensation Committee.

William J. Williams           Retired Chairman (August 1986 to September 1993) and Chief Executive Officer

                              (August 1986 to November 1991) of The Huntington National Bank. Other

                              directorships: Huntington Bancshares Incorporated, a bank holding company;

                              Centerior Energy Corporation, a public utility holding company; Republic

                              Engineered Steels, Inc., a producer of bar and specialty steel. Member of UNR's

                              Compensation Committee.

      DIRECTOR NOMINEE
----------------------------
Brian B. Pemberton            President and Chief Executive Officer of UNR Industries, Inc. (April 14, 1997

                              to present); President and Chief Executive Officer, American Mobile Satellite

                              Corporation, a common carrier providing satellite-based mobile voice and data services to North America (1990 to December 31, 1996). Other directorships: AC

                              Nielsen Corporation, provider of market research


DIRECTORS' COMPENSATION

    UNR employees who serve as directors of UNR receive no compensation for such services. Non-employee directors of UNR are paid compensation at an annual rate of $30,000 (the Chairman receives $50,000), payable in quarterly installments. Non-employee directors have the right to receive all or part of their annual compensation in shares of restricted Common Stock of the

Company. Non-employee directors receive $1,000 for each Board meeting or meeting of a committee of the Board which they attend in person or by telephone. Directors are also reimbursed for their out-of-pocket expenses incurred in connection with such meetings.

    (b) EXECUTIVE OFFICERS OF THE REGISTRANT

BRIAN B. PEMBERTON                              52   PRESIDENT AND CHIEF EXECUTIVE OFFICER SINCE APRIL 14, 1997; PRESIDENT
                                                     AND CHIEF EXECUTIVE OFFICER, AMERICAN MOBILE SATELLITE CORPORATION, A
                                                     COMMON CARRIER PROVIDING SATELLITE-BASED MOBILE VOICE AND DATA
                                                     SERVICES TO NORTH AMERICA (1990 TO DECEMBER 31, 1996).
HENRY GREY                                      43   SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER (SINCE
                                                     1994); VICE PRESIDENT--FINANCE AND TREASURER (1986-1994); SENIOR
                                                     MANAGER, ARTHUR ANDERSEN & CO. (1974-1986).

    Victor E. Grimm resigned as Vice President effective December 31, 1996. He continues to serve as corporate secretary.

    The executive officers are elected by the Board of Directors at the annual meeting for one-year terms and serve until such time as their successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

    The following table sets forth the total cash and non-cash compensation in each of the last three years for the Company's executive officers.

                                                                                                   LONG-TERM COMPENSATION
                                                                  ANNUAL COMPENSATION           ----------------------------
                                                         -------------------------------------  RESTRICTED
                                                                                OTHER ANNUAL       STOCK       SECURITIES
                                                          SALARY                COMPENSATION      AWARDS       UNDERLYING
        NAME AND PRINCIPAL POSITION             YEAR        ($)     BONUS ($)      ($)(1)         ($)(2)     OPTIONS (#)(3)
--------------------------------------------  ---------  ---------  ---------  ---------------  -----------  ---------------
Thomas A. Gildehaus                                1996    375,000    300,000       205,079             --             --
  President and Chief                              1995    375,000    300,000       324,091             --             --
  Executive Officer                                1994    375,000    335,000       119,090        163,125             --
Henry Grey                                         1996    197,700    135,000       113,933             --             --
  Senior Vice President and                        1995    190,100    130,000       180,051         48,491             --
  Chief Financial Officer                          1994    190,100    131,000        66,161         59,375             --
Victor E. Grimm                                    1996    189,300     91,000        56,966             --             --
  Vice-President, General                          1995    182,000     85,000        90,025         44,898             --
  Counsel and Secretary                            1994    182,000     85,000        33,081         56,875             --


                                                 ALL OTHER
                                               COMPENSATION
        NAME AND PRINCIPAL POSITION                 ($)
--------------------------------------------  ---------------
Thomas A. Gildehaus                                22,298(4)
  President and Chief                              71,107(4)
  Executive Officer                                70,126(4)
Henry Grey                                         12,033(5)
  Senior Vice President and                        32,763(5)
  Chief Financial Officer                          30,972(5)
Victor E. Grimm                                   760,495(5)
  Vice-President, General                          28,254(5)
  Counsel and Secretary                            26,373(5)

------------------------------

(1) Represents imputed annual interest at 7 3/4% (the prime rate on the date of the loans) on interest-free loans to purchase stock under the 1994 Executive Stock Purchase Plan.

(2) Restricted Stock Awards are made pursuant to the terms of the UNR Industries, Inc. 1992 Restricted Stock Plan. The stock is valued at the closing price of the stock on the National Association of Securities Dealers, Inc.'s Automated Quotation/National Market System ("NASDAQ/NMS") on the date of the award. On December 31, 1996 Mr. Gildehaus held 30,000 shares of restricted stock valued at $183,750. Mr. Gildehaus is entitled to receive all dividends on restricted stock held by him. Mr. Gildehaus' restricted stock is vested at the time of the award subject to forfeiture within three years from the date of the award in the event of termination of his employment by the Company for cause or by voluntary resignation. Mr. Gildehaus' restricted stock was vested as of the termination of his employment on April 11, 1997. The number of shares and the value of the restricted stock held by Mr. Grey and Mr. Grimm, respectively, on December 31, 1996 was 26,321 shares valued at $161,216 and 24,370 shares valued at $149,266. Messrs. Grey and Grimm are entitled to receive dividends on restricted stock held by them. Vesting occurs after five years of continuous employment or in the event of death, disability, retirement or change in control of the Company. Mr. Grimm's restricted stock was vested as of the termination of his employment on December 31, 1996.

(3) No stock options were granted to executive officers in the years 1994, 1995 and 1996.

(4) The amounts shown for 1994, 1995 and 1996 include the Company's contributions to Mr. Gildehaus' 401(k) plan of $2,703, $3,234 and $3,325, respectively; contributions to Mr. Gildehaus' account in the UNR Employees' Profit Sharing Plan of $13,500, $13,500 and $6,000, respectively; contributions to Mr. Gildehaus' account in the UNR Industries, Inc. Supplemental Executive Retirement Plan of $49,950, $50,400 and $9,000, respectively, for 1994, 1995 and 1996; and annual life insurance premiums of $3,973, $3,973, and $3,973, respectively.

(5) The amounts shown include the Company contributions to the individual's 401(k) plan and contributions to his account in the UNR Employees' Profit Sharing Plan and the UNR Industries, Inc. Supplemental Executive Retirement Plan. For Mr. Grey, the Company contributions to the 401(k) plan for the years 1994, 1995 and 1996 were $2,703, $3,234, and $3,325, respectively;
    contributions to the Profit Sharing Plan for the years 1994, 1995 and 1996 were $13,500, $13,500 and $6,000, respectively; and the contributions to the Supplemental Executive Retirement Plan for 1994, 1995 and 1996 were $14,769, $16,029 and $2,708, respectively. For Mr. Grimm, the Company's contributions to the 401(k) plan for 1994, 1995 and 1996 were $2,703, $3,234 and $3,325, respectively; the contributions to the Profit Sharing Plan for the years 1994, 1995 and 1996 were $13,500, $13,500 and $6,000, respectively; and the contribution to the Supplemental

    Executive Retirement Plan for 1994, 1995 and 1996 were $10,170, $11,520 and $1,572, respectively. Mr. Grimm's employment was terminated on December 31, 1996, and the amount shown for Mr. Grimm includes a severance payment of $749,598 pursuant to a Change of Control Agreement, described below.

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL AGREEMENTS
EMPLOYMENT AGREEMENT -- BRIAN B. PEMBERTON

    Brian B. Pemberton was elected President and Chief Executive Officer of UNR effective April 14, 1997. The Company has entered into an employment agreement with Mr. Pemberton which provides for a base salary of $325,000, subject to annual review and adjustment by the Compensation Committee. Mr. Pemberton will be eligible for an annual bonus under the Company's Incentive Bonus Plan which provides a maximum bonus opportunity of 100% of base salary for senior executive officers. In addition, Mr. Pemberton was awarded 100,000 shares of restricted stock under the Restricted Stock Plan and options to purchase an additional 100,000 shares under the Company's Stock Option Plan. Restricted stock will vest at the rate of 25% per year during a four-year period of continuous employment or in the event of death, disability or a change of control of the Company, as provided in the Restricted Stock Plan. Stock options are exercisable after one year of employment at the market price of the stock as of April 1, 1997, and expire in five years. Mr. Pemberton will be covered by the Company's health, disability and life insurance program and other benefits generally provided to Company executives. Mr. Pemberton's employment may be terminated by either party at any time for any reason, but in the event his employment is terminated by the Company without cause, as defined in the agreement, Mr. Pemberton will be entitled to a severance payment equal to one year's base salary then in effect plus the amount of the target bonus under the Incentive Bonus Plan for the year in which termination occurs.

EMPLOYMENT AGREEMENT -- THOMAS A. GILDEHAUS

    Thomas A. Gildehaus was President and Chief Executive Officer of UNR from July 1, 1992 to April 11, 1997. Under his employment agreement, if Mr. Gildehaus is terminated by UNR other than for cause, death or disability or in the event Mr. Gildehaus terminated his employment for good reason, as defined in the agreement, he would be entitled to receive a lump sum cash payment equal to accrued salary and a proportionate share of bonus for the year in which termination occurs. In addition, Mr. Gildehaus was to receive severance pay in an amount equal to 150% of the then current annual base salary, if a termination occurred prior to a Change in Control of the Company (substantially as defined under "Change of Control Agreements," below). Mr. Gildehaus received no severance benefits under his employment agreement but did receive severance benefits under his Change of Control Agreement, described below.

CHANGE OF CONTROL AGREEMENTS

    On March 5, 1993, UNR entered into Change of Control Agreements ("Control Agreements") with named executive officers, Henry Grey and Victor E. Grimm, and on July 1, 1995, the Company entered into a Control Agreement with Thomas A. Gildehaus. These Agreements are for a term of three years, subject to renewal for additional three year terms. On March 5, 1996, the Control Agreements of Messrs. Grey and Grimm were renewed for additional three-year terms. A Change of Control includes (i) the acquisition by any person or group acting in concert of beneficial ownership of 50% or more of the Company's outstanding shares, with certain exceptions, (ii) a change in the composition of the Company's Board of Directors in any 24-month or less period such that a majority of the directors serving at the end of the period were not serving at the beginning of the period, unless at the end of the period the majority of the directors in office were nominated upon the recommendation of a majority of the Board at the beginning of the period, or (iii) approval by stockholders of a merger, consolidation or similar transaction (as to which those stockholders immediately prior to such transaction are not the owners of more than 50% of the resulting corporation's outstanding voting stock after such event) or the sale of all or substantially all of the Company's consolidated assets. The Compensation Committee determined that the sale of four of the Company's five operating divisions in 1996 constituted a change of control for purposes of the Control Agreements.

    If, during the term of these Control Agreements, a Change of Control occurs, and within a two year period from the date of such Change of Control, either (i) the executive's employment with the Company is terminated by the Company other than for cause or on account of the executive's death, permanent disability or retirement, or (ii) the executive resigns for good reason, then the Company is required to pay to the executive a severance payment in an amount equal to three times the total of the executive's annual base salary (and in the case of Messrs. Grey and Grimm, base salary plus the target bonus) for the year in which termination occurs; provided that in no event may the total amount of the severance payment exceed 2.99 times the five year average W-2 income of the executive. The severance payment shall be payable in a single lump sum payable within 30 days of the termination of employment or resignation.

    In addition to the severance payment, the Company is required to provide health, disability and life insurance in accordance with the plans maintained by the Company for executives for a period of three years from the date of termination of the executive's employment, provided that health, disability and life insurance benefits cease if the executive becomes employed during such period and receives similar benefits in connection with such employment.

    During employment and for a period of one year after the termination of employment for any reason, the executive may not enter into, be connected with, or work for an individual, firm or corporation which is then in substantial competition with the Company in the United States.

    On December 31, 1996, and April 11, 1997, respectively, the employment of Mr. Grimm and Mr. Gildehaus was terminated, triggering severance benefits under their Control Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 7, 1997 regarding beneficial ownership of Common Stock by: (i) each person or group that has reported beneficial ownership of more than five percent of the Common Stock outstanding, and (ii) UNR executive officers and directors.

                                                                                                  COMMON STOCK
                                                                                          -----------------------------
                                                                                            AMOUNT AND
                                                                                            NATURE OF
                                                                                            BENEFICIAL     PERCENT OF
BENEFICIAL OWNER                                                                          OWNERSHIP (1)     CLASS (3)
----------------------------------------------------------------------------------------  --------------  -------------
PRINCIPAL STOCKHOLDER
UNR Asbestos-Disease Claims Trust (2)...................................................     29,347,907         55.4%
  100 North Lincolnway
  North Aurora, IL 60542
DIRECTORS AND EXECUTIVE OFFICERS
Charles M. Brennan, III.................................................................         14,836           --
Darius W. Gaskins, Jr...................................................................         49,336           --
Thomas A. Gildehaus.....................................................................      1,030,000          2.0%
Henry Grey..............................................................................        562,987          1.1%
Victor E. Grimm.........................................................................        196,656           --
Gene Locks..............................................................................         18,894           --
Ruth R. McMullin........................................................................         32,411           --
Thomas F. Meagher.......................................................................         17,333           --
Brian B. Pemberton (4)..................................................................        100,000           --
Robert B. Steinberg.....................................................................         15,336           --
William J. Williams.....................................................................         11,000           --
All directors and executive officers as a group.........................................      2,048,789          3.9%

--------------------------

(1) Unless otherwise noted, the persons listed beneficially own all shares set forth opposite their respective names with sole power to vote and dispose of such shares, except Mr. Grey (33,333 shares) and Mr. Meagher (13,164 shares) wherein voting or investment power is shared with others. Mrs. McMullin's total also includes 3,700 shares held by her spouse and 1,155 shares held by her son.

(2) The Trustees of the Trust are John H. Laeri, Jr., Chairman, James J. McMonagle, Vice Chairman, Michael E. Levine, Charles W. Murdock and David S. Schrager. The Trustees are deemed to share beneficial ownership of the 29,347,907 Trust shares because they collectively possess the power to vote and dispose of the Trust shares on behalf of the Trust, except that the United States Bankruptcy Court for the Northern Division of Illinois must approve sales of Trust shares.

(3) Percentage ownership is not shown for directors or officers owning less than one percent of the outstanding Common Stock.

(4) Brian B. Pemberton was awarded 100,000 shares of restricted stock under UNR's Restricted Stock Plan on April 14, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to the UNR Industries, Inc. 1994 Executive Stock Purchase Plan, Thomas A. Gildehaus, President and Chief Executive Officer, Henry Grey, Senior Vice President and Chief Financial Officer and Victor E. Grimm, Vice President, Secretary and General Counsel of the Company purchased a total of 1,650,000 shares of Common Stock of the Company on September 9, 1994 at a price of $5.525 per share. The purchase price was the average of the average of the reported high and low prices for the Company's Common Stock on the NASDAQ/NMS on each of the five trading days preceding the purchase. Shares were paid for in cash in the amount of the par value of the shares ($.01 per share) and the balance in promissory notes due in three years. The notes are interest free (although for tax purposes interest is imputed), except that in the event that a participant resigns from the Company or is terminated for cause, the notes become due and interest at the applicable Federal rate under Section 1274 of the Internal Revenue Code is applied retroactively from the date of the notes. If the shares are sold prior to the expiration of three years other than in connection with a Change in Control (as defined under "Change of Control Agreements," above), interest is applied retroactively from the date of the note at the applicable Federal rate. Dividends and distributions on the shares, after reduction for Federal and state taxes, must be paid to the Company to be applied to the principal of the notes. The notes are limited recourse in that, if the stock is insufficient to satisfy the loan balance at maturity, the participant can tender the shares in partial payment of the notes and is personally liable for that portion of the deficiency that exceeds 25% of the loan balance (before applying the security). The Company's recourse is limited to the shares if the participant dies, becomes disabled or is terminated without cause, if there is a Change in Control of the Company or if the Company exercises its option to apply the shares to the notes upon the participant's resigning or being terminated for cause. The amounts of the promissory notes executed by Messrs. Gildehaus, Grey and Grimm on the date of the foregoing transactions were $4,963,500, $2,757,500 and $1,378,750, respectively. As of December 31, 1996, the outstanding principal amounts of those notes were $1,254,978, $697,210 and $348,605, respectively. Upon termination of their employment, the Company retained shares held by Messrs. Gildehaus and Grimm sufficient to satisfy the unpaid principal of their notes.

    Victor E. Grimm, Vice President, Secretary and General Counsel of UNR during 1996, is a partner in the law firm of Bell, Boyd & Lloyd which provided certain legal services to UNR in 1996. The aggregate amount of legal fees for these services in 1996 was $525,621.76. These fees were excluded from Mr. Grimm's profit participation at the law firm.

    At a Board of Directors meeting on December 5, 1996, the Board determined that it was in the best interests of the Company to transfer certain contingent liabilities associated with discontinued operations (the "Liabilities") to Folding Carrier Corporation, a wholly owned subsidiary of the Company ("Folding Carrier"). The Liabilities, estimated at $6,975,000, and an equal amount of cash were transferred to Folding Carrier, and Folding Carrier issued to UNR 18 shares of Class B (non-voting) common stock, par value $10 per share. This Class B stock represents approximately 15% of the outstanding common stock of Folding Carrier. The UNR Board has also determined that it was in the best interests of the Company to provide a financial incentive in the form of stock to the management of Folding Carrier to efficiently manage and satisfy the Liabilities at the lowest possible cost. Accordingly, pursuant to a Stock Purchase and Sale Agreement (the "Agreement") UNR sold nine shares of Class B stock of Folding Carrier (the "Shares") to each of Henry Grey and Michael F. Boyle for the sum of $90, or an amount equal to the par value of the shares purchased. Mr. Grey is Senior Vice President and Chief Financial Officer of UNR and Vice President-Finance and Treasurer of Folding Carrier; Mr. Boyle is a Vice President of Folding Carrier and a former Vice President of UNR. Under the terms of the Agreement, at such time as the Liabilities of Folding Carrier are discharged, or if either Mr. Grey or Mr. Boyle ceases to provide services to Folding Carrier, UNR is required to buy (and the stockholder is required to sell) his Shares at their book value.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 17, 1997
                                                        UNR INDUSTRIES, INC.

                                                       By:        /s/ BRIAN B. PEMBERTON
                                                                  ----------------------------------------------------
                                                                  Brian B. Pemberton
                                                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (Principal Executive Officer)

                                                       By:        /s/ HENRY GREY
                                                                  ----------------------------------------------------
                                                                  Henry Grey
                                                                  SENIOR VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (Principal Financial Officer)