Form 10-Q
period 1997-03-31
UNR INDUSTRIES INC
filed 1997-05-15
CIK 315641

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                          -----------------------------------

                              WASHINGTON, D. C.  20549

                                     FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                        OR

( )                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE TRANSITION PERIOD
                            FROM           TO
                                 --------      -----------

                        COMMISSION FILE NUMBER 1-8009

                             UNR INDUSTRIES, INC.
                                 (DELAWARE)

                             6718 West Plank Road
                            Peoria, Illinois 61604

                I.R.S. Employer Identification Number 36-3060977

                         TELEPHONE NUMBER (309) 697-4400


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No
                                     ---     ---

                                                             Outstanding as of
                                                               May 8, 1997
                                                               -----------

Common Stock $.01 par value................                     52,353,691

                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                           STATEMENTS OF INCOME
                                    (In Thousands Except Per Share Data)
                                                (unaudited)


                                                                 THREE MONTHS ENDED MARCH 31
                                                                           1997          1996
                                                                       --------      --------
   Net Sales                                                          $  37,748     $  30,957
   Cost of products sold                                                 25,912        21,709
                                                                       --------      --------
   Gross Profit                                                          11,836         9,248

   Selling, general &
    administrative expenses                                               4,017         3,433
                                                                       --------      --------
   Operating Income                                                       7,819         5,815

   Interest (expense), net                                                 (179)           (1)
                                                                       --------      --------
   Income from continuing operations
    before income taxes                                                   7,640         5,814

   Income tax provision                                                   2,900         2,300
                                                                       --------      --------
   Income from continuing operations                                      4,740         3,514

   Income from discontinued operations                                        -         1,412
                                                                       --------      --------

   NET INCOME                                                         $   4,740     $   4,926
                                                                       --------      --------
                                                                       --------      --------

   Net Income Per Share:
    Continuing operations                                             $    0.09     $    0.07

   Discontinued Operations                                                    -          0.03
                                                                       --------      --------
   NET INCOME PER SHARE                                               $    0.09     $    0.10
                                                                       --------      --------
                                                                       --------      --------

   Weighted average number of shares
   outstanding                                                           52,418        52,258
                                                                       --------      --------
                                                                       --------      --------


              The accompanying notes are an integral part of these statements.

                                    UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                               BALANCE SHEETS
                                               (In Thousands)
                                                (unaudited)


                                                                          March 31   December 31
                                                                              1997          1996
                                                                         ---------   -----------
  ASSETS
  CURRENT ASSETS
     Cash and cash equivalents                                           $   1,487      $  5,030
     Accounts, notes and other receivables, less allowance for doubtful
       accounts of $1,209 in 1997 and $2,248 in 1996                        27,288        28,048
     Inventories                                                            34,589        30,717
     Deferred income taxes                                                   4,225         4,000
     Prepaid expenses                                                        1,043         1,093
                                                                         ---------   -----------
        TOTAL CURRENT ASSETS                                                68,632        68,888
                                                                         ---------   -----------
  PLANT AND EQUIPMENT, AT COST                                              43,837        41,091
     Less: Accumulated depreciation                                        (19,814)      (19,269)
                                                                         ---------   -----------
        TOTAL PLANT AND EQUIPMENT                                           24,023        21,822
                                                                         ---------   -----------
  OTHER ASSETS                                                               2,056         2,662
                                                                         ---------   -----------
  TOTAL ASSETS                                                           $  94,711      $ 93,372
                                                                         ---------   -----------
                                                                         ---------   -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Short-term borrowings                                               $       -      $  2,000
     Accounts payable                                                        7,437         8,735
     Accrued expenses                                                       17,172        17,729
     Current portion of long-term liabilities                                  883           831
     Net Liabilities of Discontinued Operations                              6,690         9,365
     Accrued income taxes                                                    3,137            10
                                                                         ---------   -----------
        TOTAL CURRENT LIABILITIES                                           35,319        38,670
                                                                         ---------   -----------
  LONG-TERM LIABILITIES                                                     11,987        12,191
                                                                         ---------   -----------
  STOCKHOLDERS' EQUITY
     Common Stock                                                              529           528
     Capital surplus                                                        10,211         9,837
     Retained earnings                                                      41,526        36,786
     Treasury stock                                                         (3,895)       (1,595)
     Notes receivable from officers                                              -        (2,300)
     Unearned portion of restricted stock                                     (966)         (745)
                                                                         ---------   -----------
       TOTAL STOCKHOLDERS' EQUITY                                           47,405        42,511
                                                                         ---------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  94,711      $ 93,372
                                                                         ---------   -----------
                                                                         ---------   -----------


The accompanying notes are an integral part of these statements.

                                UNR INDUSTRIES, INC. AND SUBSIDIARIES

                                       STATEMENTS OF CASH FLOWS
                                            (In Thousands)
                                              (unaudited)


                                                                  THREE MONTHS ENDED MARCH 31
  CASH FLOW FROM OPERATING ACTIVITIES                                      1997           1996
                                                                      ---------       --------
     Net Income                                                      $    4,740      $  4,926
     Adjustments for noncash items included in net income-
       Depreciation and amortization                                        558           380
       Deferred income taxes                                               (225)        2,300
       Provision for deferred employee compensation                         154            53
       Operating requirements-
         Accounts receivable (increase)                                     760          (697)
         Inventories (increase)                                          (3,872)       (1,539)
         Prepaid expenses (increase)                                         50           109
         Accounts Payable & accrued expenses (decrease)                   1,268           890
       Discontinued operations                                           (2,675)       (4,009)
                                                                      ---------       --------
         Net cash provided by operating activities                   $      758      $  2,413
                                                                      ---------       --------

  CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of plant and equipment                                 $   (2,746)     $   (262)
     (Increase) in other assets                                             597           (95)
                                                                      ---------       --------
         Net cash (used for) investing activities                    $   (2,149)     $   (357)
                                                                      ---------       --------
  CASH FLOW FROM FINANCING ACTIVITIES
     Decrease in long-term liabilities                                     (152)          (47)
     Proceeds from short-term borrowings                                  7,570         4,000
     Payment of short-term borrowings                                    (9,570)      (10,000)
     Issuance of common stock                                                 -           524
                                                                      ---------       --------
         Net cash (used for) financing activities                    $   (2,152)     $ (5,523)
                                                                      ---------       --------
         Net (decrease) in cash and cash equivalents                 $   (3,543)     $ (3,467)

         Cash & cash equivalents, beginning of period                     5,030         5,878
                                                                      ---------       --------
         Cash & cash equivalents, end of period                      $    1,487      $  2,411
                                                                      ---------       --------
                                                                      ---------       --------
         Cash paid during the period for interest                    $      347      $    103
                                                                      ---------       --------
                                                                      ---------       --------
         Cash paid during the period for income taxes                $       86      $    367
                                                                      ---------       --------
                                                                      ---------       --------

The accompanying notes are an integral part of these statements.

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

(3) Income Taxes:

    The Company's remaining NOL carry forwards, general business credit carry forwards, and AMT credit carry forwards, were fully utilized during 1996.

(4) Net Income Per Share:

    Net income per share is based on the weighted average number of common shares outstanding during each period. Dilution, which would result if all outstanding options were exercised, is not significant to the net income per share computation.

(5) Treasury Stock:

    In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of March 31, 1997, 1,133,565 shares have been purchased.

    Pursuant to the UNR Industries, Inc. 1994 Executive Stock Purchase Plan, during the first quarter of 1997 the Company retained 308,625 treasury shares from certain officers to satisfy the unpaid principal portion of promissory notes due to the Company. See Item 13 in Form 10-K/A Amendment No. 1 for further details.

(6) Dividends Declared:

    On September 27, 1996, the Company paid an extraordinary cash dividend of $2.00 per share to stockholders of record as of the close of business on September 17, 1996. On December 23, 1996, the Company paid a regular cash dividend of $.25 per share and an extraordinary cash dividend of $.35 per share to stockholders of record as of the close of business on December 16, 1996.

(7) Inventories:

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

    Total inventories include the following classifications (In Thousands):

                                        March 31,   December 31,
                                            1997           1996
                                     -----------    -----------
          Finished goods             $    14,216    $    13,065
          Work-in-process                  5,522          5,678
          Raw materials                   14,851         11,974
                                     -----------    -----------
          Total Inventories          $    34,589    $    30,717
                                     -----------    -----------
                                     -----------    -----------

(8) Discontinued Operations:

    On September 7, 1995, the Company announced that its Board of Directors authorized Company management to explore the sale of all or a majority of the common stock of the Company. On January 26, 1996, the Company announced that efforts to sell the entire Company did not result in a satisfactory offer and that it would begin discussions with multiple parties regarding the sale of four of its five operating divisions in order to focus fully on the strategic growth and development of its ROHN Division, a supplier of goods and services to the telecommunications industry. The divisions sold were the Leavitt Tube Division, a producer of mechanical and structural steel tubing, the Commercial Products Division, a manufacturer of steel and plastic shopping carts, the Home Products Division, a manufacturer of stainless steel and composite sinks and the Real Time Solutions, Inc. subsidiary, a supplier of "pick-to-light" inventory picking systems. Net liabilities of these divisions are classified as "Net liabilities of discontinued operations" in the accompanying balance sheets.

On May 16, 1996, the Company announced the signing of a definitive sales agreement to sell its UNR-Leavitt Division to Chase Brass Industries, Inc. for $95.0 million cash, subject to closing adjustments. This transaction closed in August, 1996.

On June 19, 1996, the Company announced the signing of a definitive sales agreement to sell its Unarco Commercial Products Division to Richards Capital Fund, L.P. for $41.0 million cash, subject to closing adjustments. This transaction closed in July, 1996.

On August 27, 1996 the Company entered into a definitive agreement to sell the assets of its Home Products Division to Franke, Inc. for $21.4 million cash, subject to closing adjustments. This transaction closed in September, 1996.

On December 19, 1996, the Company announced the sale of its Real Time solutions, Inc. subsidiary to Pinnacle Automation. This transaction closed in December, 1996.

The sale of these divisions in 1996 resulted in a gain of $21.9 million, net of $14.6 million of taxes, which was recorded in the third quarter of 1996.

(9) Basis of Reporting for Interim Financial Statements:

    The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report and Form 10-K for the year ended December 31, 1996.

    The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three month periods ended March 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's 1996 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1996, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three-month period ended March 31, 1997, with the corresponding period of 1996.

RESULTS OF OPERATIONS

    First quarter of 1997 versus First quarter of 1996:

    Net sales from continuing operations increased approximately 22% to $37.7 million from $31.0 million in the same period last year. This increase is due in part to the continuing build-out of the Personal Communications System
(PCS) infrastructure.

    Selling, general and administrative expenses were $4.0 million or 10.6% of sales for 1997 versus $3.4 million or 11.0% of sales in 1996.

    Operating income was $7.8 million for the first quarter of 1997 versus $5.8 million for the same period last year or an increase of over 34%. This increase is due largely to the increase in sales.

    Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. Increase in net interest expense for the first quarter of 1997 versus net interest expense for the same period last year is due to the long term borrowings for the Frankfort, IN facility and for the management information system being installed.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a comparison of the working capital at March 31, 1997, and December 31, 1996:

                                   March 31, 1997         December 31, 1996
                                   --------------         -----------------

Working Capital (in millions)          $33.3                     $30.2

Working Capital Ratio               1.9 to 1                  1.8 to 1

    The Company's financial condition continues to be strong at the end of the first quarter of 1997, with working capital of $33.3 million at March 31, 1997, as compared to $30.2 million at December 31, 1996. The Company's working capital ratio at March 31, 1997, was 1.9 to 1 versus 1.8 to 1 at December 31, 1996; both are considered strong measures of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows, borrowings through industrial revenue bonds and under a $20.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.

SALE OF DISCONTINUED BUSINESSES

    See Item 8, above.

ACCOUNTING CHANGES

    The Financial Accounting Standards board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share which is effective for financial statements for both interim and annual periods ending after December 15, 1997, and SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for periods ending after December 15, 1997. Earlier application is not permitted. The expected impact of the adoption of these standards will not be material.


SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Some comments and information included in this report are forward looking and involve risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that could affect the outlook of the company, the company's outlook for 1997 is based predominately on assumptions related to the growth of the various wireless technologies.


                             PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


1.  Disposition of Assets - See Notes to Financial Statements #8, in Part I.

2. Brian B. Pemberton was elected as President and Chief Executive Officer of UNR Industries, Inc. effective April 14, 1997. Refer to Item 11,
    Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 1996.

3. Henry Grey, Senior Vice President-Finance, Treasurer and Chief Financial Officer announced on May 12, 1997, his retirement from UNR Industries, Inc. effective June 30, 1997. Rodney B. Harrison, Chief Financial Officer of the ROHN Division of UNR Industries, Inc., has been appointed Vice President and Treasurer effective July 1, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

    (A)  EXHIBITS

       2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.
      10. Employment Agreement dated March 13, 1997, between registrant and Brian B. Pemberton.
      11.   The computation can be determined from the report.
      15.   None
      18.   None
      19.   None
      22.   None
      23.   None
      24.   None
      27.   Financial data schedule.

    (B)  Reports on Form 8-K

            None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNR INDUSTRIES, INC.


Dated:  May 14, 1997                  /s/  Henry Grey
                                      -----------------------------------------
                                      Henry Grey
                                      Senior Vice President-Finance,
                                      Treasurer & Chief Financial Officer


Dated:  May 14, 1997                  /s/ Rodney B. Harrison
                                      -----------------------------------------
                                      Rodney B. Harrison
                                      Principal Accounting Officer