Form 10-Q
period 1997-06-30
UNR INDUSTRIES INC
filed 1997-08-13
CIK 315641

                           SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

                                      FORM 10-Q

(X)                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                                   Yes X   No


                                                          Outstanding as of
                                                            July 31, 1997
                                                          -----------------
Common Stock $.01 par value................                  52,543,691

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        UNR INDUSTRIES, INC. AND SUBSIDIARIES

                               STATEMENTS OF INCOME
                       (In Thousands Except Per Share Data)
                                   (unaudited)
                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                      JUNE 30                      JUNE 30
                                1997          1996           1997         1996
                             -------       -------        -------      -------
Net Sales                    $38,867        37,857         76,615       68,814
Cost of products sold         26,785        26,404         52,697       48,113
                             -------       -------        -------      -------
Gross Profit                  12,082        11,453         23,918       20,701

Selling, general &
 administrative expenses       4,431         3,794          8,448        7,227
                             -------       -------        -------      -------
Operating Income               7,651         7,659         15,470       13,474


Interest expense, net           (235)          (56)          (414)         (57)
                             -------       -------        -------      -------
Income from continuing
 operations before
 income taxes                  7,416         7,603         15,056       13,417

Income tax provision           2,825         3,000          5,725        5,300
                             -------       -------        -------      -------
Income from continuing
 operations                    4,591         4,603          9,331        8,117

Income from discontinued
 operations                        -         2,029              -        3,441
                             -------       -------        -------      -------
NET INCOME                   $ 4,591         6,632          9,331       11,558
                             =======       =======        =======      =======

Net Income Per Share:
 Continuing operations       $  0.09        $ 0.09           0.18      $  0.16

Discontinued Operations            -          0.04              -         0.07
                             -------       -------        -------      -------

NET INCOME PER SHARE         $  0.09        $ 0.13           0.18      $  0.23
                             =======       =======        =======      =======
Weighted average number
 of shares outstanding        52,376        52,400         52,418       52,320
                             =======       =======        =======      =======

The accompanying notes are an integral part of these statements

                      UNR INDUSTRIES, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                 (In Thousands)
                                   (unaudited)

                                               JUNE 30             DECEMBER 31
ASSETS                                           1997                  1996
CURRENT ASSETS
  Cash and cash equivalents                  $   2,100              $    5,030
  Accounts, notes and other receivables,
    less allowance for doubtful accounts
    of $1,285 in 1997 and $2,309 in 1996        26,555                  28,048
  Inventories                                   39,223                  30,717
  Deferred income taxes                          4,450                   4,000
  Prepaid expenses                                 676                   1,093
                                             ---------              ----------

    TOTAL CURRENT ASSETS                        73,004                  68,888
                                             ---------              ----------

PLANT AND EQUIPMENT, at cost                    46,168                  41,091
  Less: Accumulated depreciation               (20,427)                (19,269)
                                             ---------              ----------
    TOTAL PLANT AND EQUIPMENT                   25,741                  21,822
                                             ---------              ----------
OTHER ASSETS                                     2,750                   2,662
                                             ---------              ----------
TOTAL ASSETS                                 $ 101,495              $   93,372
                                             =========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                      $   5,000              $    2,000
  Accounts payable                               6,868                   8,735
  Accrued expenses                              18,582                  17,729
  Current portion of long-term liabilities         918                     831
  Net liabilities of discontinued operations     3,333                   9,365
  Accrued income taxes                           2,411                      10
                                             ---------              ----------
    TOTAL CURRENT LIABILITIES                   37,112                  38,670
                                             ---------              ----------
LONG-TERM LIABILITIES                           11,737                  12,191
                                             ---------              ----------
STOCKHOLDERS' EQUITY
    Common Stock                                   532                     528
    Capital surplus                             11,492                   9,837
    Retained earnings                           46,117                  36,786
    Treasury stock                              (3,895)                 (1,595)
    Notes receivable from officers                   0                  (2,300)
    Unearned portion of restricted stock        (1,600)                   (745)
                                             ---------              ----------
    TOTAL STOCKHOLDERS' EQUITY                  52,646                  42,511
                                             ---------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 101,495               $  93,372
                                             =========              ==========

The accompanying notes are an integral part of these statements.

                               UNR INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                              STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (In Thousands)
                                    (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES                    1997               1996
                                                   --------             ------
  Net Income                                        $ 9,331           $ 11,558

  Adjustments for noncash items included
    in net income-
      Depreciation and amortization                   1,183                776
  Deferred income taxes                                (450)             4,170
  Provision for deferred employee compensation          270                146
  Operating requirements-
    Accounts receivable decrease (increase)           1,493             (4,993)
    Inventories (increase)                           (8,506)            (1,167)
    Prepaid expenses decrease                           417                 74
    Accounts payable & accrued expenses
      increase (decrease)                             1,387               (265)
  Discontinued operations                            (6,032)             2,962
                                                   --------           --------
  Net cash (used in) provided by
    operating activities                           $   (907)          $ 13,261
                                                   --------           --------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of plant and equipment                  $ (5,077)          $ (1,713)
  (Increase) in other assets                           (113)            (5,996)
                                                   --------           --------
    Net cash provided by (used for)
      investing activities                         $ (5,190)          $ (7,709)
                                                   --------           --------
CASH FLOW FROM FINANCING ACTIVITIES
    Decrease in long-term liabilities                  (367)               (95)
    Increase in long-term liabilities                     -              6,000
    Proceeds from short-term borrowings              17,620              4,000
    Payment of short-term borrowings                (14,620)           (10,000)
    Issuance of common stock                            534                709
                                                   --------           --------
      Net cash provided by financing activities    $  3,167           $    614
                                                   --------           --------
     Net (decrease) increase in cash and
      cash equivalents                             $ (2,930)          $  6,166
     Cash & cash equivalents, beginning of period     5,030              5,878
                                                   --------           --------
     Cash & cash equivalents, end of period        $  2,100           $ 12,044
                                                   ========           ========

     Cash paid during the period for interest      $    678           $    355
                                                   ========           ========
     Cash paid during the period for income taxes  $  3,281           $  2,927
                                                   ========           ========

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

(5)  Treasury Stock:

     In 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan and other corporate purposes. As of June 30, 1997, 1,133,565 shares have been purchased.

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

     Total inventories included the following classifications (In Thousands):

                                              June 30,            December 31,
                                                1997                  1996
                                            -----------          --------------
             Finished goods                  $   19,098             $   13,065
             Work-in-process                      6,388                  5,678
             Raw materials                       13,737                 11,974
                                            -----------          --------------
             Total Inventories               $   39,223             $   30,717
                                            ===========          ==============

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

    The financial statements presented herewith reflect all adjustments (consisting of normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three- and six-month periods ended June 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's 1996 Annual Report and Form 10-K contain management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1996. The following discussion and analysis describes changes in the Company's financial condition from December 31, 1996, and the Company's financial position at that date. Trends are discussed to the extent known and considered relevant. The analysis of results of operations compares the three- and six-month periods ended June 30, 1997, with the corresponding periods of 1996.

RESULTS OF OPERATIONS

    SECOND QUARTER OF 1997 VERSUS SECOND QUARTER OF 1996:

    Net sales from continuing operations increased 2.6% to $38.9 million from $37.9 million in the prior year.

    Selling, general and administrative expenses were $4.4 million or 11.4% of sales for 1997 versus $3.8 million or 10.0% of sales in 1996. The increase is due primarily to costs in connection with the implementation of a new management information system.

    Operating income was $7.7 million, or 19.7% of sales for the second quarter of 1997 and $7.7 million or 20.2% of sales for the same period last year.

    Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. The increase in net interest expense for the second quarter of 1997 versus net interest expense for the same period last year is due to long term borrowings for the management information system being installed, and the use of the Company's line of credit.

    FIRST SIX MONTHS OF 1997 VERSUS FIRST SIX MONTHS OF 1996:

    Net sales from continuing operations increased 11.3% to $76.6 million from $68.8 million in the prior year. This increase is due in part to the continuing build-out of the Personal Communications System (PCS) infastructure.

    Selling, general and administrative expenses were $8.4 million or 11.0% of sales for 1997 versus $7.2 million or 10.5% of sales in 1996

     Operating income was $15.5 million, or 20.1% of sales for the first half of 1997 versus $13.5 million, or 19.6% of sales for the same period last year.

    Net interest in both periods includes the interest earned on short-term investments reduced by interest paid on secured debt. The increase in net interest expense is due to long term borrowings for the Frankfort, IN facility and for the management information system being installed.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a comparison of the working capital at June 30, 1997, and December 31, 1996:

                                      June 30, 1997          December 31, 1996
                                      -------------          -----------------

Working Capital (in millions)              $35.9                      $30.2

Working Capital Ratio                   2.0 to 1                   1.8 to 1

    The Company's financial condition continues to be strong at the end of the second quarter of 1997, with working capital of $35.9 million at June 30, 1997, as compared to $30.2 million at December 31, 1996. The Company's working capital ratio at June 30, 1997, was 2.0 to 1 versus 1.8 to 1 at December 31, 1996; both are considered strong measures of liquidity. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows, borrowings through industrial revenue bonds and under a $20.0 million short-term credit facility. In addition, the Company's strong unleveraged balance sheet allows it access to funds, if needed, from the capital markets.

SALE OF DISCONTINUED BUSINESSES
     See Item 8, above.

ACCOUNTING CHANGES

    The Financial Accounting Standards board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997, and SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for periods ending after December 15, 1997. Earlier application is not permitted. The expected impact of the adoption of these standards will not be material.

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

3.   Henry Grey, Senior Vice President-Finance, Treasurer and Chief
     Financial Officer announced on May 12, 1997, his retirement from UNR Industries, Inc. effective June 30, 1997. Rodney B. Harrison,
     Chief Financial Officer of the ROHN Division of UNR Industries, Inc. has been appointed Vice President, Treasurer and Controller effective
     July 1, 1997.

4. The Company's annual meeting of stockholders has been postponed and is presently expected to occur on or about November 10, 1997.


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

                             UNR INDUSTRIES, INC.


Dated:  August 13, 1997               /s/ Rodney B. Harrison
                                      ____________________________
                                      Rodney B. Harrison
                                      Vice President, Treasurer and Controller