Form 10-Q
period 1997-09-30
UNR INDUSTRIES INC
filed 1997-11-14
CIK 315641

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

                                      FORM 10-Q

(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                                             Outstanding as of
                                                             NOVEMBER 7, 1997
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
                                     (unaudited)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                      1997         1996            1997           1996
                                                   ---------    ---------       ----------     ----------
Net sales                                          $  37,427    $  41,910       $  114,042     $  110,724
Cost of products sold                                 27,692       29,300           80,389         77,413
                                                   ---------    ---------       ----------     ----------
   Gross Profit                                        9,735       12,610           33,653         33,311
                                                   ---------    ---------       ----------     ----------
Selling, general & administrative expenses             4,231        3,824           12,679         11,051
Restructuring charge                                   3,420          --             3,420           --
                                                   ---------    ---------       ----------     ----------

    Operating Income                                   2,084        8,786           17,554         22,260

Interest income/(expense), net                          (174)         694             (588)           637
                                                   ---------    ---------       ----------     ----------

Income from continuing operations before income taxes 1,910         9,480           16,966         22,897

Income tax provision                                    725         3,700            6,450          9,000
                                                   ---------    ---------       ----------     ----------

Income from continuing operations                     1,185         5,780           10,516         13,897
                                                   ---------    ---------       ----------     ----------

Income from discontinued operations                      -            418            -              3,859
Gain on sales, net                                       -         21,900            -             21,900
                                                   ---------    ---------       ----------     ----------

NET INCOME                                          $  1,185    $  28,098        $  10,516      $  39,656
                                                   ---------    ---------       ----------     ----------
                                                   ---------    ---------       ----------     ----------

Net Income Per Share:
  Continuing operations                              $  0.02      $  0.11          $  0.20        $  0.27
  Discontinued Operations
      Income from operations                               -         0.01                -           0.08
      Gain on sales, net                                   -         0.42                -           0.42
                                                   ---------    ---------       ----------     ----------

NET INCOME PER SHARE                                 $  0.02      $  0.54             0.20        $  0.77
                                                   ---------    ---------       ----------     ----------
                                                   ---------    ---------       ----------     ----------

Weighted average number of shares outstanding         52,544       52,431           52,456         52,355
                                                   ---------    ---------       ----------     ----------
                                                   ---------    ---------       ----------     ----------


The accompanying notes are an integral part of these statements


                           UNR INDUSTRIES, INC. AND SUBSIDIARIES
                                    BALANCE SHEETS
                                    (IN THOUSANDS)
                                     (unaudited)

                                                                                 September 30,      December 31,
                                       ASSETS                                        1997                1997
                                       -------                                    -------------      ------------
CURRENT ASSETS
   Cash and cash equivalents                                                     $  5,695             $  5,030
   Accounts, notes and other receivables, less allowance for doubtful
     accounts of $1,034 in 1997 and $2,374 in 1996                                 27,951               28,048
   Inventories                                                                     33,925               30,717
   Deferred income taxes                                                            4,450                4,000
   Prepaid expenses                                                                   764                1,093
                                                                                 --------             ---------
      TOTAL CURRENT ASSETS                                                         72,785               68,888
                                                                                 --------             ---------
PLANT AND EQUIPMENT, AT COST                                                       47,122               41,091
   Less: Accumulated depreciation                                                 (21,132)             (19,269)
                                                                                 --------             ---------
     TOTAL PLANT AND EQUIPMENT                                                     25,990               21,822
                                                                                 --------             ---------
OTHER ASSETS                                                                        2,786                2,662
                                                                                 --------             ---------

TOTAL ASSETS                                                                   $  101,561            $  93,372
                                                                                 --------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term borrowings                                                         $  1,000             $  2,000
   Accounts payable                                                                 6,276                8,735
   Accrued expenses                                                                23,697               17,729
   Current portion of long-term liabilities                                           933                  831
   Net liabilities of discontinued operations                                       2,729                9,365
   Accrued income taxes                                                             1,498                   10
                                                                                 --------             ---------
     TOTAL CURRENT LIABILITIES                                                     36,133               38,670
                                                                                 --------             ---------
LONG-TERM LIABILITIES                                                              11,479               12,191

STOCKHOLDERS' EQUITY
   Common Stock                                                                       532                  528
   Capital surplus                                                                 11,492                9,837
   Retained earnings                                                               47,302               36,786
   Treasury stock                                                                  (3,895)              (1,595)
   Notes receivable from officers                                                       -               (2,300)
   Unearned portion of restricted stock                                            (1,482)                (745)
                                                                                 --------             ---------
     TOTAL STOCKHOLDERS' EQUITY                                                    53,949               42,511
                                                                                 --------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  101,561            $  93,372
                                                                                 --------             ---------
                                                                                 --------             ---------


The accompanying notes are an integral part of these statements.

                                 UNR INDUSTRIES, INC. AND SUBSIDIARIES
                                         STATEMENTS OF CASH FLOW
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                              (IN THOUSANDS)
                                                (unaudited)


CASH FLOW FROM OPERATING ACTIVITIES                                    1997           1996
                                                                    ---------      ---------
   Net Income                                                        $ 10,516       $ 39,656
   Adjustments for noncash items included in net income-
     Depreciation and amortization                                      1,901         1,150
     Restructuring charge                                               3,420            --
     Deferred income taxes                                               (450)        5,270
     Provision for deferred employee compensation                         388           181
     Gain on sale of discontinued operations                                -       (21,900)
     Operating requirements-
       Accounts receivable decrease (increase)                             97        (8,704)
       Inventories (increase)                                          (3,208)         (453)
       Prepaid expenses decrease                                          329            89
       Accounts payable & accrued expenses increase                     1,577         6,831
       Discontinued operations reserves                                (6,636)      (25,866)
                                                                    ---------      ---------
         Net cash (used in) provided by operating activities            7,934        (3,746)
                                                                    ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                                     (6,031)       (4,543)
   Proceeds from the sale of discontinued operations                        -       153,869
   (Increase) in other assets                                            (162)       (5,952)
                                                                    ---------      ---------
      Net cash provided by (used for) investing activities             (6,193)      143,374
                                                                    ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
   Decrease in long-term liabilities                                     (610)         (140)
   Increase in long-term liabilities                                        -         6,000
   Proceeds from short-term borrowings                                 18,620         4,000
   Payment of short-term borrowings                                   (19,620)      (10,000)
   Dividends paid                                                           -      (104,667)
   Repayment of Officer's loans                                             -         2,515
   Issuance of common stock                                               534         1,152
                                                                    ---------      ---------
       Net cash provided by financing activities                       (1,076)     (101,140)
                                                                    ---------      ---------
     Net increase in cash and cash equivalents                            665        38,488

     Cash & cash equivalents, beginning of period                       5,030         5,878
                                                                    ---------      ---------
     Cash & cash equivalents, end of period                          $  5,695     $  44,366
                                                                    ---------      ---------
                                                                    ---------      ---------
     Cash paid during the period for interest                        $  1,004     $     595
                                                                    ---------      ---------
                                                                    ---------      ---------
     Cash paid during the period for income taxes                    $  5,016     $   7,259
                                                                    ---------      ---------
                                                                    ---------      ---------
The accompanying notes are an integral part of these statements.


                        UNR INDUSTRIES, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS:

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

    The financial statements presented herewith reflect all adjustments (including normal and recurring accruals) which, in the opinion of management, are necessary for fair statement of the results of operations for the three and nine-month periods ended September 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2) PRINCIPLES OF CONSOLIDATION:

    The financial statements include the consolidated accounts of UNR and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

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

(5) INVENTORIES:

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

    Total inventories included the following classifications (In Thousands):

                                   September 30,  December 31,
                                       1997          1996
                                   ------------  ------------
               Finished goods        $  16,856      $  13,065
               Work-in-process           6,029          5,678
               Raw materials            11,040         11,974
                                   ------------  ------------
               Total Inventories     $  33,925      $  30,717
                                   ------------  ------------
                                   ------------  ------------

(6) RESTRUCTURING CHARGE:

    The Company's Board of Directors approved a special charge of $3.4 million ($2.1 million after tax or $.04 per share) to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implementation of this program.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of UNR Industries, Inc. ("the Company") for the nine months ended September 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    Since January 1996, the Company has completed the sale of four of its five operating divisions while maintaining ownership of the ROHN Division. This action will allow the Company to focus on the strategic growth and development of ROHN, a leading manufacturer and installer of wireless infrastructure equipment for the communications industry. The following table summarizes the four divestitures:

                                                                ($ in Millions)
Date         Business                    Purchaser                Sales Price
----         --------                    ---------               -------------

July 1996    Unarco Commercial Products  Richards Capital Fund, L.P    41.0
August 1996  UNR Leavitt Division        Chase Brass Industries, Inc.  95.0
Sept. 1996   UNR Home Products           Franke, Inc.                  21.4
Dec. 1996    Real Time Solutions, Inc.   Pinnacle Automation           4.0

    The sale of these divisions in 1996 resulted in a gain of $21.9 million, net of $14.6 million of taxes, which was recorded in the third quarter of 1996. The final sales price of these operations were subject to the normal closing adjustments. Total sales of these operations were $157 million, $242 million, and $265 million for the years ended December 31, 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS

    UNR Industries, Inc. through its ROHN Division, is a leading manufacturer and installer of wireless infrastructure equipment for the communications industry including cellular, PCS, radio and television broadcast markets.
The Company's products include towers, equipment shelters, cabinets, poles and antenna mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statement of income.

                                  For the Three Months     For the Three Months
                                  ended September 30,       ended September 30,
                                    1997       1996        1997         1996
                                  ------       ------     ------       -------
 Net sales                        100.0%       100.0%     100.0%        100.0%
 Cost of sales                     74.0         69.9       70.5          69.9
                                  ------       ------     ------       -------
 Gross profit                      26.0         30.1       29.5          30.1
 Selling, general and
  administrative expense           11.3          9.1       11.1          10.0
 Restructuring charge               9.1           -         3.0             -
                                  ------       ------     ------       -------
 Total operating expenses          20.4          9.1       14.1          10.0
                                  ------       ------     ------       -------
 Operating income                   5.6         21.0       15.4          20.1
 Interest expense (income), net      .5         (1.6)        .5           (.6)
 Income before provision
                                  ------       ------     ------       -------
   for income taxes                 5.1         22.6       14.9          20.7
 Provision for income taxes         1.9          8.8        5.7           8.1
                                  ------       ------     ------       -------
 Net income from continuing
  operations                        3.2%        13.8%       9.2%         12.6%
                                  ------       ------     ------       -------
                                  ------       ------     ------       -------


FOR THE THREE MONTHS ENDED, SEPTEMBER 30, 1997

    Sales for the third quarter ended, September 30, 1997 were $37.4 million in comparison to $41.9, a decrease of 10.7%, from the same period a year ago. The reason for the decrease in sales was lower demand for the Company's tower products, partially offset by an increase in demand for shelters. This decrease was attributable to a slowdown in the PCS segment of the market which has had difficulty in obtaining sufficient capital to finance additions and completions to digital networks and in overcoming zoning hurdles. The demand for equipment shelters increased as the Company was able to benefit from a wider range of applications for this product outside of traditional PCS and cellular.

    Gross profit for the third quarter was decreased primarily due to the reduction in sales volume. As a percent to sales, gross margin was 26.0% for the current quarter in comparison to 30.1% for the same period a year ago. The
4.1 percent point decrease was not only due to the decrease in volume but also to sales mix. Traditionally, the Company's tower products have higher gross margins than its shelter product line. The difference in gross margins between the product lines is due to the higher content in shelters of relatively sophisticated environmental and electrical control equipment which is purchased from outside suppliers.

    Selling, general and administrative expenses ("S,G&A") were $4.2 million for the three months ended September 30, 1997 versus $3.8 million a year ago, an increase of $0.4 million or 10.5%. The increase in S,G&A expenses was a result of additional salaries for the new senior management team as the Company transitioned from a holding company to a more focused operating company and the costs associated with a new enterprise resource planning software system.

    The Company's Board of Directors approved a special charge of $3.4 million ($2.1 million after-tax or $0.04 per share) to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implementation of this program.

    Interest expense/(income), net for the quarter ended September 30, 1997 was $0.2 million in comparison to interest income of ($0.7) million for the same period a year ago. In the prior year, excess cash generated by the sale of certain divisions of the Company was invested before it was subsequently returned to the shareholders in the form of extraordinary dividends.

    Earnings per share from continuing operations for the three months ended September 30, 1997 were $0.02 versus $0.11 a year ago. In general, the decrease in earnings per share was attributable to the 10.7% decrease in sales volume, the $0.04 per share impact of the restructuring charge and the change in net interest expense.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

    Sales for the nine months ended September 30, 1997 were $114.0 million in comparison to $110.7 million in 1996, an increase of 3.0%. The increase in sales was in the shelter product line as the Company benefited from a wider range of applications for this product within the communications industry.

    Gross profit for the nine months ended September 30, 1997 was $33.7 million versus $33.3 million for the same period a year ago, an increase of 1.2%. As a percent to sales, gross margin was 29.5% for the current year nine month period in comparison to 30.1% for the nine months ended September 30, 1996. The 0.6 percentage point decrease was primarily due to a change in sales mix. Traditionally, the Company's tower product line has had higher gross margins than its other primary product--shelters. The difference in gross margins between the product line is due to the higher content in shelters of relatively sophisticated environmental and electrical equipment which is purchased from third party suppliers.

    S,G&A expenses were $12.7 million for the nine months ended September 30, 1997 in comparison to $11.1 million for the same period a year ago. In comparison to the prior year, S,G&A expenses increased by $1.6 million or by 14.4%. The increase in S,G&A expenses was attributable to salaries for the new senior management team as the Company transitioned from a holding company to a more focused operating company and the costs associated with the Company's new enterprise resource planning software system.

    During the third quarter of 1997, the Company's Board of Directors approved a special charge of $3.4 million ($2.1 million after-tax or $0.04 per share) to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implementation of this program.

    Interest expense/(income), net for the nine months ended September 30, 1997 was $.6 million in comparison to interest income of ($0.6) million for the nine months ended September 30, 1996. In 1996, excess cash generated by the sale of certain operating divisions of the Company was invested before it was subsequently returned to the shareholders in the form of extraordinary dividends.

    Earnings per share from continuing operations for the nine months ended September 30, 1997 were $0.20 versus $0.27 for the same period a year go. In general, the decrease in earnings per share was attributable to $0.04 per share impact of the restructuring charge, the increase in S,G&A expenses and the change in net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth selected information concerning the Company's financial condition:

                                  September 30,       December 31,
         (Dollars in Thousands)        1997               1996
         ----------------------   -------------       ------------

         Cash                          5,695               5,030
         Working capital              36,652              30,218
         Total debt                   13,412              15,022
         Current ratio                2.02:1              1.79:1

    The Company's working capital was $36.7 million at September 30, 1997 compared to $30.2 million at December 31, 1996, an increase of $6.5 million. This increase in working capital primarily reflected a $3.2 million increase in inventories and a $2.5 million decrease in accrued expenses primarily associated with discontinued operations. The increase in inventory was primarily in finished shelters ready for delivery to customers. These units are currently on hold pending authorization from the customer to release to a specific construction site. In the majority of these situations, the units have been completed, progress billed to the customer and paid for by the customer.

    At September 30, 1997, the Company had aggregate indebtedness of $13.4 million including $1.0 million borrowed under a $20.0 million short-term credit facility. The remainder of the Company's outstanding indebtedness was related to mortgage notes payable and capital leases.

    The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.

    Inflation has not had a material effect on the Company's business or results of operation.

ACCOUNTING CHANGES

    The Financial Accounting Standards Board has issued Statement of Financial Standards ("SFAS") No. 128, Earnings Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997 and SFAS No. 129, Disclosure of Information, which is effective for periods ending after December 15, 1997. The expected impact of the adoption of these standards will not be material.

FORWARD-LOOKING INFORMATION

    From time to time, in written reports and oral statements, the Company discusses the expectations regarding future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. These statements are inherently uncertain. Investors should recognize that actual results could differ materially from those expressed or implied in forward-looking statements.

                             PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

1.) The Company's annual meeting of stockholders has been postponed and is presently expected to occur on or about December 17, 1997.

2.) In November 1997 , the Company signed a six-year collective bargaining agreement with the United Automobile, Aerospace and Agriculture Implement Workers of America ("UAW"). The UAW is the bargaining agent for the hourly production-related workers at its Peoria, Illinois facility. The Company expects that the terms of the agreement will provide enhanced stability to its tower product line manufacturing capabilities and, at the same time, the financial terms of the agreement will not have a material adverse impact on the Company.

3.) In October 1997, the Company sold all of its shares of common stock of Cognex Corporation in two open market transactions. Original ownership of this stock related to the Company's former subsidiary RTS. The Company will realize a $4.1 million pre-tax gain in the fourth quarter of 1997.

4.) In October 1997, the Company announced an Agreement to form a joint venture with BrasilSat Harald, S.A. to serve the telecommunications infrastructure industry in Brazil and the rest of South America. It is estimated that the Company's initial investment would be $1 million, and the long term could approximate $10 million. The equity method of accounting will be used for this investment.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

    (A.) EXHIBITS

            2. Plan of Reorganization incorporated herein by reference from Exhibit A of the 1989 first quarter Form 10-Q.

           11.   The computation can be determined from the report.

           14.   Material Contracts - Memorandum of Understanding on Joint
                 Venture
           15.   None
           18.   None
           19.   None
           22.   None
           23.   None
           24.   None
           27.   Financial data schedule.

    (B)  Reports on Form 8-K

              None


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 UNR INDUSTRIES, INC.


Dated:  November 7, 1997     /s/ Rodney B. Harrison
------------------------     -----------------------------------------
                             Rodney B. Harrison
                             Vice President, Treasurer and Controller