Form 10-K405
period 1997-12-31
ROHN INDUSTRIES INC
filed 1998-03-31
CIK 315641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 1-8009

                             ROHN INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)
                        (FORMERLY, UNR INDUSTRIES, INC.)

           DELAWARE                 36-3060977
------------------------------   ----------------
   (State of incorporation)      (I.R.S. Employer
                                  Identification
                                       No.)

6718 WEST PLANK ROAD, PEORIA,         61604
           ILLINOIS
    (Address of principal           (Zip Code)
      executive office)

       Registrant's telephone number including area code: (309)-697-4400

          Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS           NAME OF EACH
------------------------------       EXCHANGE
                                     ON WHICH
                                    REGISTERED
                                 ----------------
 Common Stock $.01 par value           None

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _ X

    On March 10, 1998, 52,581,009 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates is $122,210,685, based upon the closing price of such stock on that date.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Annual Report to Stockholders of Registrant for the fiscal year ended December 31, 1997. Certain information therein is incorporated by reference into Parts II and IV hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S CURRENT JUDGMENT. BECAUSE SUCH STATEMENTS APPLY TO FUTURE EVENTS, THEY ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY.

ITEM 1.  BUSINESS.

GENERAL

    ROHN Industries, Inc. ("ROHN" or the "Company") is a leading manufacturer of infrastructure products used in the wireless communications markets. The Company's principal products are towers, equipment enclosures/shelters, poles, masts, mounts, and cabinets. ROHN's growth in recent years has been due in part to the growth of the cellular phone and other types of wireless communications systems, and the introduction and growth of its equipment enclosure product line. The Company began to experience the strong favorable impact of the build-out of a new wireless communication system in the United States, the Personal Communications System ("PCS"), in the second half of 1996 and the first half of 1997; however, the buildout of PCS systems slowed considerably during the last half of 1997. The Company believes it should continue to benefit from the eventual build-out of existing cellular and new PCS systems as well as other wireless systems such as Enhanced Specialized Mobile Radio ("ESMR"), wireless local loop and high definition television ("HDTV").

    ROHN's product line is used by the cellular, PCS, ESMR, paging, radio and television, wireless cable, private microwave and other telecommunications markets. Its key products consist of self-supporting and guyed (cable-supported) towers, equipment enclosures, steel and concrete poles, concrete and fiberglass equipment shelters, equipment cabinets, antenna mounts and installation services. The Company also manufactures galvanized steel agriculture products, including horse stalls, cattle equipment, fencing and gates.

    ROHN Industries, Inc., is a Delaware corporation, which changed its name from UNR Industries, Inc., ("UNR") in December, 1997. UNR was organized in 1979 as a holding company. During 1996, the Company completed the sale of four of its five operating divisions. In March, 1997, ROHN moved its principal executive offices from Chicago, Illinois to Peoria, Illinois. The Company maintains its executive offices and tower manufacturing facility at 6718 West Plank Road, Peoria, IL 61604.

    In 1982 UNR filed a voluntarily petition for reorganization under Chapter 11 of the Federal Bankruptcy Code, and, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court in 1989 and accepted by the Company's creditors and stockholders, 42,404,847 shares of common stock of the Company were issued to the UNR Asbestos-Disease Claims Trust (the "Trust") and unsecured creditors in full discharge of all claims. The Trust currently owns 29,348,051 shares of common stock of the Company, or 55.8% of the shares currently outstanding. See Item 12.

TELECOMMUNICATIONS EQUIPMENT MARKET

    The use of cellular telephones in the United States has shown rapid growth in recent years, from about five million subscribers in 1990 to over 50 million today. The number of cell sites has risen from about 6,000 in 1990 to over 20,000 today and is expected to grow to as many as 33,000 by the end of 2000. Each site requires an expenditure of up to $100,000 for the tower and shelter, thus providing a potential demand of as much as $1.0 billion for ROHN's products from this market segment over this period.

    PCS has successfully been used in Europe for several years, and is expanding in the United States. PCS claims to have a number of advantages over cellular, but most of these will not be realized until a greater number of cell sites is built in each market. PCS is digital, while cellular, for the most part, is analog. Thus, PCS has a clearer signal, without noise, and fewer dropped signals. PCS can carry data and images as well as voice and is suitable for computer to computer communication, paging, short messaging and fax, and offers better privacy and security than analog. With increased competition, PCS is expected to eventually decrease the cost of wireless service until it approaches the cost of existing land line service. Industry estimates are for roughly 100,000 PCS cell sites by the end of the year 2000. Some of these cell sites may use an existing tower or other structure, but a large number of new towers and poles will be required and all sites will require a shelter or cabinet.

    The cost of shelters, towers and other mounting equipment for a PCS site is expected to range from $10,000 to $100,000, depending on the location, providing a potential demand in excess of $2.0 billion for ROHN's products from this market segment over a three year period.

    Cellular, perhaps contrary to certain expectations, is beginning its own expensive conversion from analog to digital, and may eventually be very similar to PCS, except that it will operate at a different frequency. Competition among various carriers has heightened to offer the new digital services in each market. This should also provide an increased potential demand for the Company's participation in building the infrastructure.

    Broadcast and ESMR are two other markets which ROHN supplies that provide further opportunity for growth. ESMR operates on a specialized frequency and is rapidly being developed both in the United States and internationally as an alternative to cellular and PCS systems for dispatch applications involving private mobile fleets. The introduction of HDTV should result in additional opportunities for the Company, as new antenna support systems are required for this new broadcasting system.

    ROHN also plans to continue to develop overseas markets through its United States customers and through the establishment of partnerships and facilities in key developing countries. See "International."

PRODUCTS

    TOWERS. ROHN manufactures many configurations of towers, from one that reaches 1,500 feet in the air to a small antenna mount. Its principal tower product is the self-supporting tower ranging to heights of 900 feet. ROHN towers are used across the world for television broadcast, AM/FM radio broadcast, microwave, cellular telephone, PCS, radar, surveillance camera mounts, solar power stations and weather stations. Included within the towers class of products are steel and concrete poles, generally used when there is not enough space to erect a tower, such as an urban area where space is limited. Approximately 50%, 56% and 57% of the Company's revenues were attributable to sales of towers in 1997, 1996 and 1995, respectively.

    ENCLOSURES/SHELTERS. The proper housing of highly valuable electronic components and power systems is a major concern for communications companies. ROHN's concrete enclosures/shelters are made of lightweight concrete with steel reinforcements for added strength. The Company's fiberglass enclosures/shelters are made of laminated fiberglass and are lightweight, portable, strong and secure. The Company has recently developed a non-combustible enclosure/shelter for roof top applications, manufactured with a steel frame to meet strict fire codes. Equipment cabinets, made of lightweight concrete or molded fiberglass for water and rust resistance, are designed as maintenance free structures for compact equipment installations. The enclosures/shelters class of products accounted for approximately 32%, 25%, and 29% of the Company's revenues in 1997, 1996 and 1995, respectively. Concrete structures/shelters represent the largest part of the Company's shelter business, generating approximately 75% of shelter revenues in each of the last three years.

    SUPPORT STRUCTURES. ROHN's complete line of antenna mounts is hot-dipped galvanized to prevent corrosion. They range from non-penetrating roof mounts that spread the balanced weight over a large area to mounts that concentrate weight for compact installation. The Company also provides tower mounts, wall mounts for corners or flat walls, square pole mounts, and standard roof mounts for flat or sloped roofs. Masts and mounts accounted for approximately 8%, 10% and 9% of the Company's revenues in 1997, 1996 and 1995, respectively.

    AGRICULTURAL AND OTHER. Less than 10% of ROHN's revenues in each of the past three years was derived from agricultural products, custom hot-dip galvanizing, custom fabrication and other products. The Company's agricultural products include livestock handling products sold to farmers, ranchers, equestrian facilities and fairs and expositions. The Company also manufactures privacy fencing products sold to government facilities and other customers.

PATENTS AND TRADEMARKS

    The Company has a number of patents and trademarks, none of which are considered material to its operations.

INTERNATIONAL

    Foreign sales accounted for approximately $10.2 million, $8.0 million and $8.3 million of the Company's revenues in 1997, 1996 and 1995, respectively. The Company has sold towers and other equipment in more than 55 countries and currently operates a sales office in Mexico City. In December 1997, the Company and BrasilSat Herald S.A. of Curitiba, Brazil finalized an agreement to form a joint venture to serve the growing telecommunications infrastructure industry in Brazil and South America. ROHN plans to develop overseas markets through its United States customers, who are investing in telecommunications on a global basis, and through the establishment of partnerships and facilities in key developing countries.

CUSTOMERS AND BACKLOG

    The Company markets its products worldwide, through a variety of marketing channels with different customer focuses. Domestically, the Company has 14 direct salespeople with the primary sales responsibility for towers, enclosures and poles. ROHN also has two salespeople who concentrate on distributor or home-based towers, mounts, masts, and antenna supports.

    For international sales efforts, ROHN employs two sales people who concentrate on Mexico and Latin America. In addition, the Company utilizes two key distributors and a variety of agents to cover the remainder of the world.

    The Company's backlog of firm orders was approximately $52.4 million, $53.0 million and $26.9 million at December 31, 1997, 1996 and 1995, respectively. In 1997, no one customer accounted for more than 10% of the Company's net sales.

COMPETITION

    The telecommunications infrastructure industry is highly competitive. The Company faces substantial competition in each of the markets it serves from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than the Company. The Company's competitors in each product area can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics and to improve customer service. Although the Company has not historically been forced to reduce its prices significantly, there can be no assurance that competitive pressures will not necessitate price reductions, adversely affecting operating results in the future. Although the Company believes that it has certain advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in sales, marketing and other services. There can be no assurance that the Company will have sufficient resources to continue to make other such investments or that the Company will be able to maintain the competitive advantages it currently enjoys.

RAW MATERIALS

    The primary raw materials used by the Company to produce its products are steel, zinc and concrete. All materials are currently readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated. The Company's ability to continue to acquire steel, zinc and concrete on favorable terms may be adversely affected by factors beyond its control. Because steel, zinc and concrete constitute a significant portion of the Company's cost of goods sold, any increase in price of such materials could have a material adverse impact on ROHN's gross profit margin.

EMPLOYEES

    As of December 31, 1997, the Company employed 759 people. Collective bargaining agreements cover 321 employees at its facilities in Peoria and Frankfort. The unions are the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. The Company considers its relations with its employees to be good.

    The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales, marketing, customer support, finance and manufacturing personnel, certain of whom would be difficult to replace. The loss of the services of certain of these personnel could have a material adverse effect on the Company. There can be no assurance that the services of such personnel will continue to be available to the Company. In addition, the Company believes that its success depends on its ability to attract and retain additional qualified employees and that the failure to recruit such other skilled personnel could have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

    The Company employs some environmentally hazardous materials in its manufacturing processes, including oils and solvents. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to make such expenditures in the future to comply with existing and probable requirements. While such expenditures to date have not materially affected the Company's capital expenditures, competitive position, financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Company has notified state or federal authorities of a possible need to remedy sites it previously operated. The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In some such cases, the Company has effected settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material effect on the Company's financial condition or on its results of operations.

ITEM 2.  PROPERTIES.

    The Company has 847,000 square feet of manufacturing facilities located in Peoria, Illinois, Bessemer, Alabama and Frankfort, Indiana.

    The Company's headquarters are located in Peoria, Illinois. At this location, the Company manufactures towers and steel poles and performs all of its in-house hot-dip galvanizing processes.

    The Company's modern manufacturing plant in Bessemer, Alabama is devoted entirely to the production of equipment enclosures/shelters and cabinets.

    In January, 1997, the Company completed a $6.9 million manufacturing facility in Frankfort, Indiana, which consolidates its current operations into a single factory, enhances production efficiency and increases capacities. The Company will be updating machinery and equipment throughout the transition, including a high rise storage rack system and a new 500-ton forming press for tower components supplied to the Company's Peoria, Illinois facility.

    Installation of a new, $5.3 million galvanizing facility, including a 51-foot galvanizing kettle, was completed at Peoria in August, 1997. This expansion is designed to meet increasing demands for towers, poles and other support structures. The facility, which began full operation in the third quarter of 1997, not only increases capacity but allows for galvanizing larger materials, resulting in improved turn-around and lower costs.

    The Company is in the final phases of implementing a new Management Information System which should improve customer response times, production scheduling, inventory control and cost control capabilities. This $2.1 million project should also generate improved management information and allow constant, on-line communication among the Peoria, Bessemer and Frankfort facilities and with the sales force in the field.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in various pending legal proceedings and claims arising in the normal course of business, as well as claims arising from the Company's disposition of certain divisions in 1996.

Although the outcome of such proceedings and claims cannot be determined with certainty, the Company, after consultation with legal counsel, considers that such matters, individually or in the aggregate, will not have a materially adverse effect on the Company's operations or its financial condition. See "Business--Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the postponed annual meeting held on December 17, 1997, the stockholders of the Company voted to approve an Amended and Restated Certificate of Incorporation, with a vote of 47,126,829 for, 57,075 against, 284,098 abstain, and 142,714 broker non-votes. The following five nominees were elected as directors, with the votes indicated:

                                                                                                 AUTHORITY
                                                                                   FOR           WITHHELD
                                                                              -------------  -----------------
Charles M. Brennan III......................................................     47,054,974         555,742
Darius W. Gaskins, Jr.......................................................     47,060,574         550,142
Gene Locks..................................................................     47,058,452         552,264
Ruth R. McMullin............................................................     47,059,372         551,344
Brian B. Pemberton..........................................................     46,809,631         801,085

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    ROHN's common stock is publicly traded in the over-the-counter market on the NASDAQ National Market System. Its trading symbol is ROHN. The high and low closing prices on NASDAQ, reported by Dow Jones, were:

                                                                  DIVIDENDS
                                            HIGH        LOW       PER SHARE
                                          ---------   --------   -----------
1996
  First Quarter.........................  $ 9         $7 5/8      $  --
  Second Quarter........................   10          7 15/16       --
  Third Quarter.........................   10 1/4      6 1/2           2.00
  Fourth Quarter........................    7 3/8      5 7/8            .60

1997
  First Quarter.........................    8          5 7/8         --
  Second Quarter........................    7 7/8      5 1/4         --
  Third Quarter.........................    6 7/8      4 1/4         --
  Fourth Quarter........................    6          4 7/16           .10

1998
  First Quarter (through March 10)......    6 3/16     4 11/16       --

    As of March 10, 1998, the Company had 2,879 record holders of its common stock.

    On September 27, 1996, the Company paid a $2.00 per share extraordinary cash dividend to stockholders of record on September 17, 1996.

    On December 23, 1996, the Company paid a $.25 per share regular cash dividend and a $.35 per share extraordinary cash dividend to stockholders of record on December 16, 1996.

    On December 29, 1997, the Company paid a regular cash dividend of $.10 per share to stockholders of record on December 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                1997         1996         1995         1994         1993
------------------------------------------------  -----------  -----------  -----------  -----------  -----------
FIVE YEAR SUMMARY OF OPERATIONS

Net sales.......................................  $   158,132  $   154,434  $   142,216  $   107,026  $    73,811
Cost of products sold...........................      111,124      106,847       98,996       73,060       51,846
                                                  -----------  -----------  -----------  -----------  -----------
Gross profit....................................       47,008       47,587       43,220       33,966       21,965
                                                  -----------  -----------  -----------  -----------  -----------
Operating income................................       26,459       32,498       29,862       18,580        9,710
                                                  -----------  -----------  -----------  -----------  -----------
Interest (expense) income, net..................         (477)         884        1,839        1,174          551
Other income....................................        4,088      --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
Income from continuing operations before income
  taxes.........................................       30,070       33,382       31,701       19,754       10,261
Income tax provision............................       11,151       13,100       12,700        7,900        4,100
                                                  -----------  -----------  -----------  -----------  -----------
Income from continuing operations...............       18,919       20,282       19,001       11,854        6,161
Discontinued operations--
  Income from operations, net of tax............      --             3,859       10,275       21,971       12,623
  Gain (loss) on dispositions, net of tax.......      --            21,900      --            (2,500)     --
                                                  -----------  -----------  -----------  -----------  -----------
Net Income......................................  $    18,919  $    46,041  $    29,276  $    31,325  $    18,784
                                                  -----------  -----------  -----------  -----------  -----------
Net income per share--basic
Continuing operations...........................  $      0.36  $      0.39  $      0.37  $      0.24  $      0.13
Discontinued operations--
  Income from operations........................      --              0.08         0.20         0.45         0.27
  Gain (loss) on dispositions...................      --              0.42      --             (0.05)     --
                                                  -----------  -----------  -----------  -----------  -----------
Net income per share--basic.....................  $      0.36  $      0.89  $      0.57  $      0.64  $      0.40
                                                  -----------  -----------  -----------  -----------  -----------
Net Income per share--diluted
Continuing operations...........................  $      0.36  $      0.39  $      0.37  $      0.24  $      0.13
Discontinued operations--
  Income from operations........................      --              0.08         0.20         0.44         0.26
  Gain (loss) on dispositions...................      --              0.42      --             (0.05)     --
                                                  -----------  -----------  -----------  -----------  -----------
Net income per share--diluted...................  $      0.36  $      0.89  $      0.57  $      0.63  $      0.39
                                                  -----------  -----------  -----------  -----------  -----------
Dividends declared per common share.............  $      0.10  $      2.60  $      2.55  $      0.20  $      1.20
Weighted average common shares
  outstanding--Basic............................       52,475       52,383       51,813       49,318       47,369
Weighted average common shares
  outstanding--Diluted..........................       52,558       52,566       52,056       49,581       48,273

FIVE-YEAR SUMMARY OF FINANCIAL DATA

Total assets....................................  $   108,658  $    93,372  $   161,226  $   258,106  $   229,505
Stockholders' equity............................       58,042       42,511      127,764      220,596      193,384
Dividends declared..............................        5,245      136,368      132,274        9,738       57,691
Return on assets................................        17.4%        49.3%        18.2%        12.1%         8.2%
Return on stockholders' equity..................        32.6%       108.3%        22.9%        14.2%         9.7%
Capital expenditures............................        8,307       11,658        2,303        3,335          781
Depreciation and amortization...................        2,634        1,672        1,433        1,358        1,353
Long-term liabilities...........................       11,271       12,191        4,671        4,867        2,949

    Prior year results have been restated to reflect the 1994 discontinuance of Unarco Material Handling and the 1995 discontinuance of UNR Leavitt, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis appearing on pages 15 through 17 of ROHN Industries, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Statements of Income, Statements of Cash Flows, Balance Sheets, Statements of Changes in Stockholders' Equity, Notes to Financial Statements and Report of Independent Public Accountants appearing on pages 18 through 31 of ROHN Industries, Inc. 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT.

    The directors of ROHN are as follows:

                                  DIRECTOR                         PRINCIPAL OCCUPATIONS FOR THE LAST FIVE YEARS,
NAME                               SINCE     AGE                   OTHER DIRECTORSHIPS AND COMMITTEE ASSIGNMENTS
--------------------------------  --------   ---   ------------------------------------------------------------------------------
Charles M. Brennan III..........    1989     56    Chairman and Chief Executive Officer of MYR Group Inc., an electrical and telecommunications contracting firm (October 1989 to present). Other directorships: MYR Group Inc.; Control Devices, Inc., a supplier of sensor controls; Holbrook-Patterson, Inc., an educational equipment manufacturer.
                                                     Chair of ROHN's Audit Committee and member of the Executive Committee.

Darius W. Gaskins, Jr...........    1990     58    Co-Founding Partner, Carlisle, Fagan, Gaskins & Wise Inc., a management consulting firm (May 1993 to present); Partner, High Street Associates, a management and investment firm (June 1991 to present); Chairman, Leaseway
                                                     Transportation Corp., a distribution services provider (December 1994 to
                                                     April 1995). Other directorships: Northwestern Steel and Wire Company, a producer of steel and wire products; Sapient Corporation, a software company; Anacomp Incorporated, a micrographics supplier. Chair of ROHN's
                                                     Compensation Committee and member of the Executive and Audit Committees.

Gene Locks......................    1989     60    Chairman of the Board of ROHN Industries, Inc. (May 1991 to present); Founding partner, Greitzer & Locks, attorneys. Member of Trustees Advisory Committee to UNR Asbestos-Disease Claims Trust (June 1989 to present). Other directorships: Celotex Corporation. Member of ROHN's Executive and
                                                     Compensation Committees.

                                  DIRECTOR                         PRINCIPAL OCCUPATIONS FOR THE LAST FIVE YEARS,
NAME                               SINCE     AGE                   OTHER DIRECTORSHIPS AND COMMITTEE ASSIGNMENTS
--------------------------------  --------   ---   ------------------------------------------------------------------------------
Ruth R. McMullin................    1990     56    Chair, Trustees of the Eagle-Picher Personal Injury Settlement Trust (November
                                                     1996 to present); Management Fellow (faculty member), Yale School of
                                                     Management (August 1994 to 1995); President and Chief Executive Officer,
                                                     Harvard Business School Publishing Corporation (November 1991 to April
                                                     1994). Other directorships: Bausch & Lomb, Inc., a vision care company;
                                                     Middlesex Mutual Assurance Company, a property and casualty insurance company; Secure Technologies, Inc., a distance monitoring company. Member of
                                                     ROHN's Executive, Compensation and Audit Committees.

Brian B. Pemberton..............    1997     53    President and Chief Executive Officer of ROHN Industries, Inc. (commencing
                                                     April 14, 1997); President, Skycell Services, a division of American Mobile
                                                     Satellite Corporation, a common carrier providing satellite-based mobile voice and data services to North America ("AMSC") (August 1996 to December
                                                     1996); President and Chief Executive Officer, AMSC (April 1995 to August
                                                     1996); President, AMSC (April 1990 to April 1995). Other directorships: AC
                                                     Nielsen Corporation, provider of market research. Chair of ROHN's Executive
                                                     Committee.

    The executive officers of ROHN are as follows:

NAME                              AGE                                EXPERIENCE (TENURE)
--------------------------------  ---   ------------------------------------------------------------------------------
Brian B. Pemberton..............  53    See above.

David V. LaRusso................  44    Vice President and Chief Financial Officer of the Company (commencing
                                          September 1, 1997); President and Chief Executive Officer, Allied HealthCare
                                          Products, Inc. (1994-1996); Vice President and Chief Financial Officer
                                          (1988-1996).

Richard L. Rohn.................  53    Vice President-Shelters of the Company (commencing September 1, 1997);
                                          President Shelter Operations, ROHN Division of UNR Industries, Inc.
                                          (1962-1997).

James R. Cote...................  48    Vice President Marketing and Sales of the Company (commencing September 1,
                                          1997); Vice President Sales and Marketing, ROHN Division of UNR Industries,
                                          Inc. (1993-1997).

Jay R. Buehler..................  55    Vice President Operations of the Company (commencing September 1, 1997); Vice
                                          President Manufacturing Operations, Gardner Denver Machinery, Inc.
                                          (1995-1997); General Manager, Horizontal Wrapper Products, FMC Corporation
                                          (1988-1995).

    All of the executive officers are elected by the Board of the Directors of the Company at the Annual Meeting of Stockholders for one-year terms and serve until such time as their respective successors are duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth the total cash and non-cash compensation in each of the last three years for the Company's executive officers.

                                                    ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                             ---------------------------------
                                                                      OTHER     ------------------------
                                                                     ANNUAL     RESTRICTED   SECURITIES
                                                                     COMPEN-       STOCK     UNDERLYING
                                              SALARY      BONUS      SATION       AWARDS       OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR        ($)        ($)       ($)(2)       ($)(3)         (#)      COMPENSATION ($)
--------------------------------  ---------  ---------  ---------  -----------  -----------  -----------  -----------------
Thomas A. Gildehaus(1) .........       1997    106,534         --      18,034           --           --      1,125,000(7)
  Former President and Chief           1996    375,000    300,000     205,079           --           --         22,298(7)
  Executive Officer                    1995    375,000    300,000     324,091           --           --         71,107(7)

Henry Grey(1) ..................       1997    170,432         --      10,075           --           --        920,150(8)
  Former Senior Vice-President         1996    190,700    135,000     113,933           --           --         12,033(8)
  and                                  1995    190,100    130,000     180,051       48,491           --         32,763(8)
  Chief Financial Officer

Brian B. Pemberton(4) ..........       1997    207,230    200,000          --      750,000      100,000         56,315(9)
  President and                        1996         --         --          --           --           --
  Chief Executive Officer              1995         --         --          --           --           --

Richard Rohn ...................       1997    174,785     90,000          --      187,500           --          2,375(10)
  Vice President--Shelters             1996    172,046    172,000          --      212,500           --          2,375(10)
                                       1995    200,436    172,000          --       22,613           --          2,310(10)

James R. Cote ..................       1997    134,200     30,000          --           --           --          2,278(10)
  Vice President--Sales &              1996    128,575     60,392          --       61,250           --          1,989(10)
  Marketing                            1995    122,050     43,050          --           --           --          1,924(10)

Jay R. Buehler(5) ..............       1997     54,615     30,000          --           --       50,000         49,964(11)
  Vice President--Operations           1996         --         --          --           --           --
                                       1995         --         --          --           --           --

David V. LaRusso(6) ............       1997     49,231     20,000          --           --       50,000          5,435(9)
  Vice President and                   1996         --         --          --           --           --
  Chief Financial Officer              1995         --         --          --           --           --

------------------------------

 (1) Messrs. Gildehaus and Grey resigned their positions as executive officers, and in the case of Mr. Gildehaus as a director, on the termination of their employment on April 11, 1997 and June 30, 1997, respectively.

 (2) Represents imputed annual interest at 7% (the prime rate on the date of the loans) on interest-free loans to purchase stock under the 1994 Executive Stock Purchase Plan described in Item 13 below.

 (3) Restricted Stock Awards are made pursuant to the terms of the ROHN Industries, Inc. 1992 Restricted Stock Plan. The stock is valued at the closing price of the stock on the National Association of Securities Dealers, Inc.'s Automated Quotation/National Market System ("NASDAQ/NMS") on the date of the award. The restricted stock held by Messrs. Gildehaus and Grey became vested on the termination of their employment. On December 31, 1997, Mr. Pemberton held 100,000 shares of restricted stock valued at $515,600. On December 31, 1997, Mr. Rohn held 56,024 shares of restricted stock valued at $288,860. During 1997, Messrs. Pemberton and Rohn were awarded 100,000 and 25,000 shares of restricted stock, respectively. The shares of restricted stock awarded to Messrs. Pemberton and Rohn in 1997 will vest 25% per year over a four-year period from the date of the grant. On December 31, 1997, Mr. Cote held 10,000 shares of restricted stock valued at $51,560. During 1996, Mr. Cote was awarded 10,000 shares of restricted stock. The shares of restricted stock awarded to Mr. Cote will vest 100% in five years. Messrs. Pemberton, Rohn and Cote were entitled to receive all dividends on restricted stock held by them.

 (4) Mr. Pemberton's employment with ROHN commenced on April 14, 1997.

 (5) Mr. Buehler's employment with ROHN commenced on July 28, 1997.

 (6) Mr. LaRusso's employment with ROHN commenced on September 2, 1997.

 (7) The amounts shown for 1995 and 1996 include the Company's contributions to Mr. Gildehaus' 401(k) plan of $3,234 and $3,325 in 1995 and 1996, respectively; contributions to Mr. Gildehaus' account in the ROHN Employees Profit Sharing Plan of $13,500 and $6,000 in 1995 and 1996, respectively; contributions to Mr. Gildehaus' account in the ROHN Industries, Inc. Supplemental Executive Retirement Plan of $50,400 and $9,000 in 1995 and 1996, respectively; and annual life insurance premiums of $3,973 and $3,973 in 1995 and 1996, respectively. Mr. Gildehaus' employment was terminated on April 11, 1997, and the amount shown for 1997 constitutes the severance payment made to Mr. Gildehaus pursuant to a Change of Control Agreement which is described in Item 13 below.

 (8) The amounts shown for 1995 and 1996 include the Company's contributions to Mr. Grey's 401(k) plan of $3,234 and $3,325 respectively; contributions to Mr. Grey's Profit Sharing Plan of $13,500 and $6,000 for the years 1995 and 1996, respectively;

    and contributions to the Supplemental Executive Retirement Plan of $16,029 and $2,708 for 1995 and 1996, respectively. Mr. Grey's employment was terminated on June 30, 1997, and the amounts shown for 1997 include a severance payment of $889,650 made to Mr. Grey pursuant to a Change of Control Agreement, which is described in Item 13 below, and $30,500 of personal property that was transferred to him.

 (9) The amounts shown are for relocation expenses incurred by Messrs. Pemberton and LaRusso.

(10) The amounts shown for 1995, 1996 and 1997 include the Company's contributions to the 401(k) plan for these employees. For Mr. Rohn, the Company contributions were $2,310, $2,375 and $2,375 for 1995, 1996 and 1997, respectively. For Mr. Cote, the Company contributions were $1,924, $1,989 and $2,278 for 1995, 1996 and 1997, respectively.

(11) The amount shown is for relocation expenses of $29,964 and a signing bonus of $20,000 that was negotiated with Mr. Buehler.

OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                       INDIVIDUAL GRANTS                       ANNUAL RATES OF
                                    -------------------------------------------------------      STOCK PRICE
                                     NUMBER OF      PERCENT OF                                 APPRECIATION FOR
                                    SECURITIES     TOTAL OPTIONS                                 OPTION TERM
                                    UNDERLYING      GRANTED TO      EXERCISE OR              --------------------
                                      OPTIONS        EMPLOYEES      BASE PRICE   EXPIRATION   5% ($)     10% ($)
NAME                                GRANTED (#)   IN FISCAL YEAR      ($/SH)        DATE        (2)        (2)
----------------------------------  -----------  -----------------  -----------  ----------  ---------  ---------
Brian B. Pemberton................     100,000              48%      $    7.75     04/14/02    214,118    487,393
Jay R. Buehler....................      50,000              24%      $    5.13     07/28/02     70,866    161,311
David V. LaRusso..................      50,000              24%      $    4.37     09/02/02     60,368    137,413

------------------------

(1) ROHN stock option plans are administered by the Compensation Committee of the Board of Directors, which has authority to determine the employees to whom, and the terms at which, options will be granted. Under the terms of the Company's plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.

    The per share option prices are the fair market value of the Company's common stock on the date of the grant less any extraordinary dividends paid after the grant date. Mr. Pemberton's options are exercisable twelve months from the date of the grant, and the options granted to Messrs. Buehler and LaRusso are exercisable at the rate of one-third per year over a three year period. In each case, the options were granted for a term of five years. In addition, options become exercisable upon a change of control of the Company as defined in the plans.

(2) The amounts shown in these columns are calculated at the 5% and 10% rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's stock price.

OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                           NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                SHARES                  UNDERLYING OPTIONS/SARS AT     IN-THE-MONEY OPTIONS/SARS AT
                              ACQUIRED ON    VALUE              FY-END (#)                    FY-END ($)(1)
                               EXERCISE    REALIZED   ------------------------------  ------------------------------
NAME                              (#)         ($)       EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------------  -----------  ---------  ---------------  -------------  ---------------  -------------
Brian B. Pemberton..........         -0-         -0-           -0-          100,000            -0-              -0-
Jay R. Buehler..............         -0-         -0-           -0-           50,000            -0-      $     1,300
David V. LaRusso............         -0-         -0-           -0-           50,000            -0-      $    39,300
Richard Rohn................      50,000     267,500           -0-              -0-            -0-              -0-

------------------------

(1) On December 31, 1997, the market value of ROHN stock was $5.156 per share. Mr. Pemberton's options were granted at $7.75 per share, Mr. Buehler's at $5.13 per share, and Mr. LaRusso's at $4.37 per share.

EMPLOYMENT AGREEMENT--BRIAN B. PEMBERTON

    Brian B. Pemberton was elected President and Chief Executive Officer of ROHN effective April 14, 1997. The Company has entered into an employment agreement with Mr. Pemberton which provides for a base salary of $325,000, subject to annual review and adjustment by the Compensation Committee. Mr. Pemberton will be eligible for an annual bonus under the Company's Incentive Bonus Plan which provides a maximum bonus opportunity of 100% of base salary. In addition, Mr. Pemberton was awarded 100,000 shares of restricted stock under the Restricted Stock Plan and options to purchase an additional 100,000 shares under the Company's Stock Option Plan. Restricted stock will vest at the rate of 25% per year during a four-year period of continuous employment or in the event of death, disability or a change of control of the Company, as provided in the Restricted Stock Plan. Stock options are exercisable after one year of employment at the market price of the stock as of April 1, 1997, and expire in five years. Mr. Pemberton is covered by the Company's health, disability and life insurance program and other benefits generally provided to Company executives. Mr. Pemberton's employment may be terminated by either party at any time for any reason, but in the event his employment is terminated by the Company without cause, as defined in the agreement, Mr. Pemberton will be entitled to a severance payment equal to one year's base salary then in effect plus the amount of the target bonus under the Incentive Bonus Plan for the year in which termination occurs.

CHANGE OF CONTROL AGREEMENTS

    At various times, the Company has entered into Change of Control Agreements ("Control Agreements") with various executive officers. On March 5, 1993, ROHN entered into a Control Agreement with Henry Grey. On July 1, 1995, the Company entered into a Control Agreement with Thomas A. Gildehaus. On November 30, 1996, the Company entered into a Control Agreement with James Cote. On September 2, 1997, the Company entered into a Control Agreement with David V. LaRusso. These Agreements were for a term of three years, subject to renewal for additional three year terms. On March 5, 1996, the Control Agreement of Mr. Grey was renewed for an additional three-year term.

    A Change of Control includes (i) the acquisition by any person or group acting in concert of beneficial ownership of 50% or more of the Company's outstanding shares, with certain exceptions, (ii) a change in the composition of the Company's Board of Directors in any 24-month or less period such that a majority of the directors serving at the end of the period were not serving at the beginning of the period, unless at the end of the period the majority of the directors in office were nominated upon the recommendation of a majority of the Board at the beginning of the period, or (iii) approval by stockholders of a merger, consolidation or similar transaction (as to which those stockholders immediately prior to such transaction are not the owners of more than 50% of the resulting corporation's outstanding voting stock after such event) or the sale of all or substantially all of the Company's consolidated assets. The Compensation Committee recognized that the sale of four of the Company's five operating divisions in 1996 constituted a change of control for purposes of the Control Agreements.

    If, during the term of these Control Agreements, a Change of Control occurs, and within a two year period from the date of such Change of Control, either (i) the executive's employment with the Company is terminated by the Company other than for cause or on account of the executive's death, permanent disability or retirement, or (ii) the executive resigns for good reason, then the Company is required to pay to the executive a severance payment. The severance payments are amounts equal to three times base salary for Mr. Gildehaus, three times base salary plus target bonus for Mr. Grey, and one and one-third times base salary for Messrs. Cote and LaRusso, for the year in which termination occurs; provided that in no event may the total amount of the severance payment exceed 2.99 times the five year average W-2 income of the executive. The severance payment is payable in a single lump sum payable within 30 days of the termination of employment or resignation.

    In addition to the severance payment, the Company is required to provide health, disability and life insurance in accordance with the plans maintained by the Company for executives for a period of three years (one year for Messrs. Cote and LaRusso) from the date of termination of the executive's employment, provided that health, disability and life insurance benefits cease if the executive becomes employed during such period and receives similar benefits in connection with such employment.

    During employment and for a period of one year after the termination of employment for any reason, the executive may not enter into, be connected with, or work for an individual, firm or corporation which is then in substantial competition with the Company in the United States.

    On April 11, 1997 and June 30, 1997, respectively, the employment of Messrs. Gildehaus and Grey was terminated, triggering severance benefits under their Control Agreements.

DIRECTORS' COMPENSATION

    ROHN employees who serve as directors of ROHN receive no compensation for such services. Non-employee directors of ROHN are paid compensation at an annual rate of $30,000 (the Chairman receives $50,000), payable in quarterly installments. Non-employee directors have the right to receive all or part of their annual compensation in shares of restricted Common Stock of the Company. Non-employee directors receive $1,000 for each Board meeting or meeting of a committee of the Board which they attend in person or by telephone. Directors are also reimbursed for their out-of-pocket expenses incurred in connection with such meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information as of March 10, 1998 regarding beneficial ownership of common stock of the Company by: (i) each person or group that has reported beneficial ownership of more than five percent of the Common Stock outstanding, (ii) all directors, (iii) the executive officers included in the Summary Compensation Table under Item 11 hereof, and (iv) all directors and executive officers as a group.

                                                                                         AMOUNT AND
                                                                                          NATURE OF
                                                                                         BENEFICIAL       PERCENT
BENEFICIAL OWNER                                                                        OWNERSHIP(1)    OF CLASS(2)
--------------------------------------------------------------------------------------  -------------  -------------
PRINCIPAL STOCKHOLDER:
UNR Asbestos-Disease Claims Trust(3) .................................................     29,348,051         55.8%
  100 North Lincolnway
  North Aurora, IL 60542

DIRECTORS AND EXECUTIVE OFFICERS:
Charles M. Brennan III................................................................         25,690       --
Jay R. Buehler........................................................................         14,200       --
James R. Cote.........................................................................         10,000       --
Darius W. Gaskins, Jr.................................................................         57,190       --
Thomas A. Gildehaus(4)................................................................        859,105          1.6%
Henry Grey(4).........................................................................        423,601       --
David V. LaRusso......................................................................            -0-       --
Gene Locks............................................................................         28,650       --
Ruth R. McMullin......................................................................         46,235       --
Brian B. Pemberton(5).................................................................        205,000       --
Richard Rohn..........................................................................        175,694       --
All directors and executive officers as a group(5)....................................      1,845,365          3.5%

------------------------

(1) Unless otherwise noted, the persons listed beneficially own all shares set forth opposite their respective names with sole power to vote and dispose of such shares, except Mr. Pemberton (5,000 shares) wherein voting or investment power is shared with others. Ms. McMullin's total includes 3,700 shares held by her spouse.

(2) Percentage ownership is not shown for directors or executive officers owning less than one percent of the outstanding Common Stock.

(3) The Trustees of the Trust are John H. Laeri, Jr., Chairman, Michael E. Levine and David S. Schrager. The Trustees are deemed to share beneficial ownership of the 29,348,051 Trust shares because they collectively possess the power to vote and dispose of the Trust shares on behalf of the Trust, except that the United States Bankruptcy Court for the Northern Division of Illinois must approve sales of Trust shares.

(4) Messrs. Gildehaus and Grey resigned their positions as Executive Officers, and in the case of Mr. Gildehaus as a director, on the termination of their employment on April 11, 1997 and June 30, 1997, respectively.

(5) Includes 100,000 shares subject to stock options exercisable within 60 days of March 10, 1998.

    The UNR Asbestos-Disease Claims Trust informed ROHN that it has recently reviewed its investment in ROHN and has decided to seek a sale of its shares, a merger or a like transaction that would involve liquidating its entire investment in ROHN, and that it has retained an investment banker to assist it in soliciting proposals which might achieve its objective. The Company has agreed to pay the fees of the investment banker (one percent of the consideration received, plus debt assumed) and to indemnify the investment banker against certain liabilities if a transaction involving a disposition of all of the common stock of the Company is effected.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Pursuant to the ROHN Industries, Inc. 1994 Executive Stock Purchase Plan, Thomas A. Gildehaus and Henry Grey purchased a total of 1,400,000 shares of Common Stock of the Company on September 9, 1994 at a price of $5.525 per share. The purchase price was the average of the average of the reported high and low prices for the Company's Common Stock on the NASDAQ/NMS on each of the five trading days preceding the purchase. Shares were paid for in cash in the amount of the par value of the shares ($.01 per share) and the balance in promissory notes due in three years. The notes were interest free (although for tax purposes interest is imputed), except that in the event that a participant resigned from the Company or was terminated for cause, the notes would become due and interest at the applicable Federal rate under Section 1274 of the Internal Revenue Code would be applied retroactively from the date of the notes. If the shares were sold prior to the expiration of three years other than in connection with a Change in Control (as defined under "Change of Control Agreements" in Item 11 above), interest would be applied retroactively from the date of the note at the applicable Federal rate. Dividends and distributions on the shares, after reduction for Federal and state taxes, would be paid to the Company to be applied to the principal of the notes. The notes were limited recourse in that, if the stock was insufficient to satisfy the loan balance at maturity, the participant could tender the shares in partial payment of the notes and would be personally liable for that portion of the deficiency that exceeded 25% of the loan balance (before applying the security). The Company's recourse was limited to the shares if the participant died, became disabled or was terminated without cause, if there was a Change in Control of the Company or if the Company exercised its option to apply the shares to the notes upon the participant's resigning or being terminated for cause. The amounts of the promissory notes executed by Messrs. Gildehaus and Grey on the date of the foregoing transactions were $4,963,500 and $2,757,500, respectively. On March 31, 1997 the Company applied shares held under the plan for Messrs. Gildehaus and Grey sufficient to satisfy the unpaid principal of their notes.

    At a Board of Directors meeting on December 5, 1996, the Board determined that it was in the best interests of the Company to transfer certain contingent liabilities associated with discontinued operations (the "Liabilities") to Folding Carrier Corporation, a wholly owned subsidiary of the Company ("Folding Carrier"). The Liabilities, estimated at $6,975,000, and an equal amount of cash were transferred to Folding Carrier, and Folding Carrier issued to ROHN 18 shares of Class B (non-voting) common stock, par value $10 per share. This Class B stock represents approximately 15% of the outstanding common stock of Folding Carrier. The ROHN Board has also determined that it was in the best interests of the Company to provide a financial incentive in the form of stock to the management of Folding Carrier to efficiently manage and satisfy the Liabilities at the lowest possible cost. Accordingly, pursuant to a Stock Purchase and Sale Agreement (the "Agreement") ROHN sold nine shares of Class B stock of Folding Carrier (the "Shares") to each of Henry Grey and Michael F. Boyle for the sum of $90, or an amount equal to the par value of the shares purchased. Mr. Grey was Senior Vice President and Chief Financial Officer of ROHN and was a Vice President of Folding Carrier; Mr. Boyle was also a Vice President of Folding Carrier and a former Vice President of ROHN. Under the terms of the Agreement, at such time as the Liabilities of Folding Carrier are discharged, or if either Mr. Grey or Mr. Boyle ceases to provide services to Folding Carrier, ROHN was required to buy (and the stockholder is required to sell) his Shares at their book value. Messrs. Grey and Boyle resigned their positions with Folding Carrier and their nine shares of Class B stock were repurchased by the Company for $155,006 each on December 31, 1997 in accordance with the Agreement.

    See also the last paragraph of Item 12 above.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements:

    The information required by this item is incorporated by reference in Item 8 of this Report.

    2. The following financial schedule for the years 1997, 1996 and 1995 is submitted herewith: Schedule II--Allowance for Doubtful Accounts.

    3.  Exhibits:

    The following list sets forth the exhibits to this Form 10-K as required by
Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the balance are incorporated by this reference to documents previously filed with the Securities and Exchange Commission. Exhibits incorporated by reference are indicated by an asterisk.

EXHIBIT NO.

      (2)  *Plan of Reorganization, incorporated herein by reference from Exhibit A of the
           1989 first quarter Form 10-Q.

      (3)  *Amended and Restated Certificate of Incorporation dated December 17, 1997, filed as an exhibit to December, 1997 Form 8-K.

           *Amended and Restated By-Laws dated May 5, 1994, filed as an exhibit to the 1993
           Form 10-K.

      (4)  Loan Agreement dated March 9, 1998 by and among LaSalle National Bank and ROHN
           Industries, Inc.

     (10)  Material Contracts:

           *UNR Industries, Inc. 1992 Restricted Stock Plan, filed as an exhibit to the
           1992 Form 10-K.

           *Employment Agreement entered into between the Company and Brian B. Pemberton,
           President and Chief Executive Officer, effective April 14, 1997, filed as an exhibit to the 1997 first quarter Form 10-Q.

           *1994 Stock Option Plan, filed as Exhibit A to Proxy Statement dated October 11,
           1994.

           *1994 Executive Stock Purchase Plan, filed as Exhibit B to Proxy Statement dated
           October 11, 1994.

   (10.1)  Form of Change of Control Agreements between the Company and (i) David V.
           LaRusso dated September 2, 1997 and (ii) James R. Cote dated November 30, 1996.

   (10.2)  *Letter agreement dated as of March 27, 1998 between the UNR Asbestos--Disease
           Claims Trust, Donaldson, Lufkin & Jenrette and the Registrant, filed as Exhibit
           11 to Amendment No. 11 to the Trust's Schedule 13D.

     (11)  The computation can be determined from report.

     (13)  Portions of Registrant's 1997 Annual Report to Stockholders incorporated herein by reference.

     (21)  *Subsidiaries of Registrant, filed as an exhibit to the 1996 Form 10-K.

     (23)  Consent of Independent Public Accountants.

     (27)  Financial Data Schedule.

(b) A Form 8-K was filed on December 18, 1997, reporting stockholder approval of an Amended and Restated Certificate of Incorporation of the Company, changing its name to ROHN Industries, Inc. and modernizing and simplifying the Company's charter.

(c) Exhibits--See above.

(d) None.

       Report of Independent Public Accountants on Supplemental Schedule

To the Stockholders and Board of Directors of ROHN Industries, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in ROHN Industries, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 12, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule included in Part IV, Item 14(d) (Allowance for Doubtful Accounts) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 12, 1998

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROHN INDUSTRIES, INC.

                                /s/ BRIAN B. PEMBERTON
                                ------------------------------------------
                                Brian B. Pemberton
                                CHIEF EXECUTIVE OFFICER, PRESIDENT &
                                DIRECTOR

March 30, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    BRIAN B. PEMBERTON
    -------------------------------------------------------                     March 30, 1998
    Brian B. Pemberton
    CHIEF EXECUTIVE OFFICER, PRESIDENT & DIRECTOR

    DAVID V. LARUSSO
    -------------------------------------------------------                     March 30, 1998
    David LaRusso
    VICE PRESIDENT & CHIEF FINANCIAL AND ACCOUNTING OFFICER

    CHARLES M. BRENNAN III
    -------------------------------------------------------                     March 30, 1998
    Charles M. Brennan III
    DIRECTOR

    DARIUS W. GASKINS, JR.
    -------------------------------------------------------                     March 30, 1998
    Darius W. Gaskins, Jr.
    DIRECTOR

    GENE LOCKS
    -------------------------------------------------------                     March 30, 1998
    Gene Locks
    DIRECTOR, CHAIRMAN OF THE BOARD

    RUTH R. McMULLIN
    -------------------------------------------------------                     March 30, 1998
    Ruth R. McMullin
    DIRECTOR

                                  SCHEDULE II

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS)

    Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

                                      1995    1996      1997
                                     ------  -------   ------
Balance--beginning of year.........  $2,300  $ 2,185   $1,136
Add (deduct)
--Provision charged to income......       4      186    1,233
--Bad debts written-off............    (119)  (1,235)*   (918)
                                     ------  -------   ------
Balance--end of year...............  $2,185  $ 1,136   $1,451
                                     ------  -------   ------
                                     ------  -------   ------

------------------------

* The 1996 bad debts written-off include $1,009 related to the ancillary hot dip galvanizing services, and are not related to the registrant's operations in the telecommunications markets.