Form 10-Q
period 1998-03-31
ROHN INDUSTRIES INC
filed 1998-05-15
CIK 315641

               SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------

                    WASHINGTON, D. C.  20549

                           FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               OR

(  )         TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD
                   FROM _______  TO __________

                 COMMISSION FILE NUMBER 1-8009

                     ROHN INDUSTRIES, INC.
                     ---------------------
                           (DELAWARE)
                           ----------

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

                         Yes X   No
                            ---    ---


                                                   Outstanding as of
                                                      May 9, 1998
                                                      -----------

Common Stock $.01 par value..........................  52,821,009

                        PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS




                    ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (unaudited)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1998           1997
                                                        ---------      --------
Net sales                                               $  41,065      $ 37,748
Cost of products sold                                      29,736        25,912
                                                        ---------      --------
    Gross profit                                           11,329        11,836
                                                        ---------      --------
Selling, general & administrative expenses                  4,859         4,017
                                                        ---------      --------
    Operating income                                        6,470         7,819
Interest income/(expense), net                               (136)         (179)
                                                        ---------      --------
Income before provision for income taxes                    6,334         7,640
Income tax provision                                        2,375         2,900
                                                        ---------      --------
Net income                                              $   3,959      $  4,740
                                                        ---------      --------
                                                        ---------      --------

Net Income Per Share:
  Basic and diluted                                     $    0.08      $   0.09
                                                        ---------      --------
                                                        ---------      --------

Weighted average number of shares outstanding
  Basic                                                    52,634        52,418
  Diluted                                                  52,646        52,585


The accompanying notes are an integral part of these statements

                    ROHN  INDUSTRIES, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                     March 31, 1998
                                                       (unaudited)    December 31, 1997
                                                     --------------   -----------------
                             ASSETS
CURRENT ASSETS
   Cash and cash equivalents                             $  3,087      $  5,994
   Accounts, notes and other receivables,
     less allowance for doubtful accounts
     of $1,448 in 1998 and $1,451 in 1997                  30,674        33,748
   Inventories                                             36,449        33,744
   Deferred income taxes                                    4,450         4,450
   Prepaid expenses                                           769           669
                                                         --------      --------
      TOTAL CURRENT ASSETS                                 75,429        78,605
                                                         --------      --------

PLANT AND EQUIPMENT, at cost                               47,941        46,596
   Less: Accumulated depreciation                         (19,854)      (19,101)
                                                         --------      --------
     TOTAL PLANT AND EQUIPMENT                             28,087        27,495
                                                         --------      --------

OTHER ASSETS                                                2,730         2,558
                                                         --------      --------

TOTAL ASSETS                                             $106,246      $108,658
                                                         --------      --------
                                                         --------      --------

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        12,383        12,029
   Accrued expenses                                        11,545        19,817
   Current portion of long-term liabilities                   966           948
   Net liabilities of discontinued operations                 212           842
   Accrued income taxes                                     8,026         5,709
                                                         --------      --------
     TOTAL CURRENT LIABILITIES                             33,132        39,345
                                                         --------      --------

LONG-TERM LIABILITIES                                      11,030        11,271
                                                         --------      --------

STOCKHOLDERS' EQUITY
   Common Stock                                               535           532
   Capital surplus                                         13,069        11,602
   Retained earnings                                       54,419        50,460
   Treasury stock                                          (3,896)       (3,896)
   Unearned portion of restricted stock                    (2,043)         (656)
                                                         --------      --------
     TOTAL STOCKHOLDERS' EQUITY                            62,084        58,042
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $106,246      $108,658
                                                         --------      --------
                                                         --------      --------


The accompanying notes are an integral part of these statements.

                    ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOW
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (IN THOUSANDS)
                                  (unaudited)


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           1998          1997
                                                                           ----          ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                                           $  3,959       $  4,740
   Adjustments for noncash items included in net income:
     Depreciation and amortization                                           753            558
     Deferred income taxes                                                    --           (225)
     Provision for deferred employee compensation                             --            154
     Operating requirements:
       Accounts receivable decrease                                        3,074            760
       Inventories (increase)                                             (2,705)        (3,872)
       Prepaid expenses (increase) decrease                                 (100)            50
       Accounts payable & accrued expenses (decrease) increase            (5,583)         1,268
       Discontinued operations (decrease)                                   (630)        (2,675)
                                                                         -------        -------
   Net cash (used in) provided by operating activities                    (1,232)           758
                                                                         -------        -------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of plant and equipment, net of retirements                    (1,345)        (2,746)
   (Increase) in other assets                                               (172)           597
                                                                         -------        -------
   Net cash provided by (used for) investing activities                   (1,517)        (2,149)
                                                                         -------        -------

CASH FLOW FROM FINANCING ACTIVITIES
   Decrease in long-term liabilities                                        (241)          (152)
   Proceeds from short-term borrowings                                        --          7,570
   Payment of short-term borrowings                                           --         (9,570)
   Issuance of common stock                                                   83             --
                                                                         -------        -------
     Net cash used in provided by financing activities                      (158)        (2,152)
                                                                         -------        -------

     Net increase (decrease) in cash and cash equivalents                 (2,907)        (3,543)

     Cash & cash equivalents, beginning of period                          5,994          5,030
                                                                         -------        -------

     Cash & cash equivalents, end of period                             $  3,087       $  1,487
                                                                         -------        -------
                                                                         -------        -------


     Cash paid during the period for interest                           $    264       $    347
     Cash paid during the period for income taxes                       $     92       $     86


The accompanying notes are an integral part of these statements.

                    ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The financial statements presented herewith reflect all adjustments (including normal and recurring accruals) which, in the opinion of management, are necessary for fair presentation of the results of operations for the three month period ended March 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  PRINCIPLES OF CONSOLIDATION

     The financial statements include the consolidated accounts of Rohn and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

(3) EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended March 31, 1998 and 1997, the effect of potentially dilutive stock options was 12,000 and 167,000, respectively. The Company had additional outstanding stock options of 100,000 as of March 31, 1998, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(4)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

     Total inventories included the following classifications (In Thousands):

                                                       March 31,    December 31,
                                                          1998         1997
                                                       ---------    -----------
          Finished goods                               $  15,666      $  12,181
          Work-in-process                                  7,626          7,060
          Raw materials                                   13,157         14,503
                                                       ---------    -----------
          Total Inventories                            $  36,449      $  33,744
                                                       ---------    -----------



(5)  COMPREHENSIVE INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting in investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has not had any transactions that would cause any difference in the amount reported as net income and comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Rohn Industries, Inc. ("Rohn" or "the Company") for the three months ended March 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In 1996, the Company completed the sale of four of its five operating divisions while maintaining ownership of the Rohn Division. This has allowed the Company to focus on the strategic growth and development of Rohn, a leading manufacturer and installer of wireless infrastructure equipment for the communications industry. The following table summarizes the four divestitures:


                                                                          (Dollars in Millions)
Date          Business                      Purchaser                     Sales Price
----          --------                      ---------                     -----------
July 1996     Unarco Commercial Products    Richards Capital Fund, L.P.     $41.0
Aug. 1996     UNR Leavitt Division          Chase Brass Industries, Inc.     95.0
Sept. 1996    UNR Home Products             Franke, Inc.                     21.4
Dec. 1996     Real Time Solutions, Inc.     Pinnacle Automation               4.0


     The sale of these divisions in 1996 resulted in a gain of $21.9 million, net of $14.6 million of taxes, which was recorded in the third quarter of 1996. The final sales price of these operations were subject to the normal closing adjustments. Total sales of these operations were $157 million and $242 million for the years ended December 31, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

     Rohn is a leading manufacturer and installer of wireless infrastructure equipment for the communications industry including cellular, PCS, radio and television broadcast markets. The Company's products include towers, enclosures/shelters, cabinets, poles and antenna mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.


                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                              1998           1997
                                                              ----           ----
 Net sales                                                    100.0%         100.0%
 Cost of sales                                                 72.4           68.6
                                                              -----          -----
 Gross profit                                                  27.6           31.4
 Selling, general and administrative expense                   11.8           10.7
                                                              -----          -----
 Operating income                                              15.8           20.7
 Interest (income) expense, net                                 (.4)           (.5)
                                                              -----          -----
 Income before provision
   for income taxes                                            15.4           20.2
 Provision for income taxes                                     5.8            7.7
                                                              -----          -----
 Net income from continuing operations                          9.6%          12.5%
                                                              -----          -----
                                                              -----          -----


FOR THE THREE MONTHS ENDED MARCH 31, 1998

     Net sales for the first quarter ended March 31, 1998, were $41.1 million in comparison to $37.7 million, an increase of 8.8% from the same period a year ago. The increase in sales was primarily in the equipment enclosure/shelter product line as the Company benefited from a wider range of applications for these products within the communications industry. At the same time, the sales of towers decreased in the first quarter due to a slowdown in the build out of PCS systems and due to some loss of market share. The Company believes that it may have lost market share in the first quarter as certain competitors lowered unit prices significantly in response to reduced demand for tower products in comparison to a year ago.

     Gross profit for the first quarter of 1998 was $11.3 million versus $11.8 million in the first quarter of 1997, a decrease of 4.3%. As a percent to sales, gross margin was 27.6% for the current quarter in comparison to 31.4% for the same period a year ago. The 3.8 percentage point decrease was primarily due to a change in sales mix as equipment enclosures accounted for a higher percentage of sales in the current quarter than the tower product line. Traditionally, the Company's tower product line has had higher gross margins than its other primary products - equipment enclosures. The difference in gross margins between the product lines is due to the higher content in the equipment enclosures of relatively sophisticated environmental and electrical equipment which is purchased from third party suppliers. Another factor affecting product margins is continuing competitive price pressure in the tower market.

     Selling, general and administrative ("SG&A") expenses were $4.9 million in the first quarter of 1998 versus $4.0 million in the first quarter of 1997. In comparison to the prior year, SG&A expenses increased by $0.9 million or by 21.0%. The increase in SG&A expenses was attributable to $0.5 million increase in sales related expenses and $0.4 million increase in general and administrative related costs. The increase in sales related expenses was attributable to an increase in the number of domestic and international field sales representatives, an increase in sales management and an increase in customer service related personnel. The Company believed it was necessary to invest in personnel and systems to enhance the market presence of Rohn in the communications industry. The increase in general and administrative expenses was attributable to salaries for the new senior management team during the Company's transition from a holding company to a more narrowly focused operating company and the costs associated with the Company's new enterprise resource planning software system.

     Earnings per share (basic and diluted) from continuing operations in the first quarter of 1998 was $0.08 versus $0.09 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning the Company's financial condition:


                                                            March 31,    December 31,
                                                              1998           1997
                                                              ----           ----
(DOLLARS IN MILLIONS)
Cash                                                        $  3.1         $  6.0
Working capital                                               42.3           39.3
Total debt                                                    12.0           12.2
Current ratio                                                  2.28:1         2.00:1


     The Company's working capital was $42.3 million at March 31, 1998 compared to $39.3 million at December 31, 1997, an increase of $3.0 million. This increase in working capital primarily reflected a $2.7 million increase in inventories. The increase in inventory was primarily in finished shelters ready for delivery to customers and tower related inventory. The shelter units are currently on hold pending authorization from the customer to release to a specific construction site. In the majority of these situations, the units have been completed, progress billed to the customer and paid for by the customer. The first quarter of 1998 was also unusually adversely impacted by weather related construction delays due to heavy rains throughout the United States.

     At March 31, 1998, the Company had aggregate indebtedness of $12.0 million. The Company's outstanding indebtedness was related to mortgage notes payable and capital leases.

     The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.

INFLATION

     Inflation has not had a material effect on the Company's business or results of operation.

SEASONALITY

     The operations of the Company are generally not subject to seasonal fluctuations. However, in the past, the Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays.

RECENT DEVELOPMENTS

     The UNR Asbestos-Disease Claims Trust ("the Trust") informed the Company that it has recently reviewed its investment in Rohn and has decided to seek a sale of its shares, a merger or a like transaction that would involve liquidating its entire investment in the Company, and that the Trust has retained an investment banker to assist in soliciting proposals which might achieve its objective. The Company has agreed to pay the fees of the investment banker (one percent of the consideration received, plus debt assumed) and to indemnify the investment banker against certain liabilities only if a transaction involving a disposition of all of the common stock of the Company is effected

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including , among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that its internal systems are year 2000 compliant. However, the Company is uncertain as to the extent its customers and vendors may be affected by year 2000 issues that require commitment of significant resources and may cause disruptions in the customers' and vendors' businesses.

RECENT ACCOUNTING PRONOUNCEMENT

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting in investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has not had any transactions that would cause any difference in the amount reported as net income and comprehensive income.

FORWARD-LOOKING INFORMATION

     From time to time, in written reports and oral statements, the Company discusses the expectations regarding future performance. These "forward-looking statements" are based on currently available competitive, financial and economic data and operating plans. These statements are inherently uncertain. Investors should recognize that actual results could differ materially from those expressed or implied in forward-looking statements.


                  PART II - OTHER INFORMATION

ITEM 5  OTHER INFORMATION

           The Company's annual meeting of stockholders has been postponed and will be scheduled by the Board of Directors of the Company during the second half of 1998.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8K

    (A.) Exhibits

         11. The computation can be determined from the report.

         27. Financial data schedule

    (B.) Reports on Form 8-K

         None



                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     ROHN INDUSTRIES, INC.


Dated:  May 14, 1998     /s/ David V. LaRusso
--------------------     --------------------------------------------------
                         David V. LaRusso
                         Vice President and Chief Financial Officer