Form 10-Q
period 1998-06-30
ROHN INDUSTRIES INC
filed 1998-08-13
CIK 315641

               SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------

                    WASHINGTON, D. C.  20549

                           FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               OR

(  )         TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD
           FROM                   TO
                -----------------    --------------
                 COMMISSION FILE NUMBER 1-8009

                     ROHN INDUSTRIES, INC.
                           (DELAWARE)

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

                         Yes X   No
                            ---     ---

                                                Outstanding as of
                                                 August 12, 1998

Common Stock $.01 par value......................   52,851,009

                      PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


                    ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)
                                  (unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                         ----------------------        ----------------------
                                                          1998           1997           1998           1997
                                                          ----           ----           ----           ----
Net sales                                                $39,931        $38,867        $80,996        $76,615
Cost of products sold                                     28,442         26,785         58,178         52,697
                                                         -------        -------        -------        -------
     Gross profit                                         11,489         12,082         22,818         23,918
Operating expenses:
     Selling expenses                                      2,486          1,630          4,528          3,193
     General and administrative expenses                   2,537          2,801          5,354          5,255
                                                         -------        -------        -------        -------
Operating income                                           6,466          7,651         12,936         15,470
Interest expenses, net                                       160            235            296            414
                                                         -------        -------        -------        -------
Income before income taxes                                 6,306          7,416         12,640         15,056
Income tax provision                                       2,475          2,825          4,850          5,725
                                                         -------        -------        -------        -------
Net income                                                $3,831         $4,591         $7,790         $9,331
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

Earnings per share - basic and diluted                     $0.07          $0.09          $0.15          $0.18
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------
Weighted average number of shares outstanding
      Basic                                               52,829         52,376         52,718         52,412
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------
      Diluted                                             52,840         52,508         52,728         52,563
                                                         -------        -------        -------        -------
                                                         -------        -------        -------        -------

The accompanying notes are an integral part of these statements.

                    ROHN  INDUSTRIES, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                 (In Thousands)

                            ASSETS                     June 30, 1998    December
                                                        (unaudited)     31,1997
                                                       -------------   ---------
CURRENT ASSETS
  Cash and cash equivalents                               $6,499         $5,994
  Accounts, notes and other receivables, less allowance
     for doubtful accounts of $1,514 in 1998 and $1,451
     in 1997                                              28,742         33,748
  Inventories                                             33,899         33,744
  Deferred income taxes                                    4,450          4,450
  Prepaid expenses                                           577            669
  Net assets of discontinued operations                      156              -
                                                        --------       --------
      TOTAL CURRENT ASSETS                                74,323         78,605
                                                        --------       --------

PLANT AND EQUIPMENT, at cost                              48,116         46,596
   Less: Accumulated depreciation                        (20,064)       (19,101)
                                                        --------       --------
     TOTAL PLANT AND EQUIPMENT                            28,052         27,495
                                                        --------       --------

OTHER ASSETS                                               2,770          2,558
                                                        --------       --------

TOTAL ASSETS                                            $105,145       $108,658
                                                        --------       --------
                                                        --------       --------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                       $7,834        $12,029
   Accrued expenses                                       12,127         19,817
   Current portion of long-term liabilities                  983            948
   Net liabilities of discontinued operations                  -            842
   Accrued income taxes                                    7,378          5,709
                                                        --------       --------
     TOTAL CURRENT LIABILITIES                            28,322         39,345
                                                        --------       --------

LONG-TERM LIABILITIES                                     10,758         11,271
                                                        --------       --------

STOCKHOLDERS' EQUITY
   Common Stock                                              535            532
   Capital surplus                                        13,200         11,602
   Retained earnings                                      58,250         50,460
   Treasury stock                                         (3,896)        (3,896)
   Unearned portion of restricted stock                   (2,024)          (656)
                                                        --------       --------
     TOTAL STOCKHOLDERS' EQUITY                           66,065         58,042
                                                        --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $105,145       $108,658
                                                        --------       --------
                                                        --------       --------

The accompanying notes are an integral part of these statements.

                    ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In Thousands)
                                  (unaudited)

                                                                       SIX MONTHS ENDED
                                                                           June 30,
                                                                   -----------------------
                                                                       1998         1997
                                                                       ----         ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income                                                         7,790        9,331
   Adjustments for noncash items included in net income:
      Depreciation and amortization                                   1,756        1,183
      Deferred income taxes                                               -         (450)
      Operating requirements:
         Accounts receivable decrease                                 5,006        1,493
         Inventories (increase)                                        (155)      (8,506)
         Prepaid expenses (increase) decrease                            92          417
         Accounts payable & accrued expenses (decrease) increase    (10,216)       1,387
         Discontinued operations (decrease)                            (998)      (6,032)
                                                                    -------       ------
   Net cash provided (used in) by operating activities                3,275       (1,177)

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of plant and equipment, net of retirements               (2,313)      (5,077)
   (Increase) in other assets                                          (212)        (113)
                                                                    -------       ------
   Net cash (used for) investing activities                          (2,525)      (5,190)
                                                                    -------       ------

CASH FLOW FROM FINANCING ACTIVITIES
   Decrease in long-term liabilities                                   (478)        (367)
   Proceeds from short-term borrowings                                    -       17,620
   Payment of short-term borrowings                                       -      (14,620)
   Issuance of common stock                                             233          804
                                                                    -------       ------
      Net cash (used in) provided by financing activities              (245)       3,437
                                                                    -------       ------

      Net increase (decrease) in cash and cash equivalents              505       (2,930)

      Cash & cash equivalents, beginning of period                    5,994        5,030
                                                                    -------       ------

      Cash & cash equivalents, end of period                          6,499        2,100
                                                                    -------       ------
                                                                    -------       ------

      Cash paid during the period for interest                          249          678
      Cash paid during the period for income taxes                    3,201       (3,281)

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

     The financial statements presented herewith reflect all adjustments (including normal and recurring accruals) which, in the opinion of management, are necessary for fair presentation of the results of operations for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


(2)  PRINCIPLES OF CONSOLIDATION

     The financial statements include the consolidated accounts of Rohn and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation.


(3)  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the six months ended June 30, 1998 and 1997, the effect of potentially dilutive stock options was 10,000 and 151,000, respectively. For the three months ended June 30, 1998 and 1997, the effect of potentially dilutive stock options was 11,000 and 132,000, respectively. The Company had additional outstanding stock options of 1,050,000 as of June 30, 1998, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(4)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.




    Total inventories included the following classifications
                    (In Thousands):

                                      June 30,      December 31,
                                        1998           1997
                                      -------       ------------
Finished goods                        $12,237        $12,181
Work-in-process                         7,085          7,060
Raw materials                          14,577         14,503
                                      -------        -------
Total Inventories                     $33,899        $33,744
                                      -------        -------
                                      -------        -------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Rohn Industries, Inc. ("Rohn" or "the Company") for the three months and six months ended June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                          For the Three Months          For the Six Months
                                             ended June 30,               ended June 30,
                                          --------------------          ------------------
                                          1998           1997           1998           1997
                                          ----           ----           ----           ----
Net sales                                 100.0%         100.0%         100.0%         100.0%
Cost of sales                              71.2           68.9           71.8           68.8
                                          -----          -----          -----          -----
Gross profit                               28.8           31.1           28.2           31.2
S, G & A expense                           12.6           11.4           12.2           11.0
                                          -----          -----          -----          -----
Operating income                           16.2           19.7           16.0           20.2
Interest expense, net                       0.4            0.6            0.4            0.5
                                          -----          -----          -----          -----
Income before income taxes                 15.8           19.1           15.6           19.7
Provision for income taxes                  6.2            7.3            6.0            7.5
                                          -----          -----          -----          -----
Net income from continuing operations       9.6%          11.8%           9.6%          12.2%
                                          -----          -----          -----          -----
                                          -----          -----          -----          -----

FOR THE THREE MONTHS ENDED JUNE 30, 1998

     Net sales for the second quarter ended June 30, 1998 were $39.9 million in comparison to $38.9 million, an increase of 2.7% over the same period a year ago. The increase in sales was primarily in the enclosure product line offset somewhat by a decrease in sales in the Company's tower product line. Enclosure sales continue to benefit form a wider range of applications within the communications industry while tower sales remain somewhat depressed from prior period levels.

     Gross profit for the second quarter of 1998 was $11.5 million versus $12.1 million in the second quarter of 1997, a decrease of 4.9%. As a percent to sales, gross margin was 28.8% for the current quarter in comparison to 31.2% for the same period a year ago. The 2.4 percentage point decrease was due to a change in sales mix -- a greater percentage of enclosure sales versus tower sales, and continuing competitive price pressure in the tower market.

     Selling, general and administrative ("S, G & A") expenses were $5.0 million in the second quarter of 1998 versus $4.4 for the same period a year ago. In comparison to the prior year, S, G & A expenses increased by $0.6 million or by 13.4%. The increase in operating expenses was due to an increase in sales related expenses. With the enhancements made in sales, marketing and distribution, the Company strongly feels that it is well positioned to regain any market share losses and to provide superior service to the new build-to-suit customers that are rapidly emerging in the market place.

     Earnings per share (basic and diluted) in the second quarter was $0.07 a share versus $0.09 in the second quarter of 1997.


FOR THE SIX MONTHS ENDED JUNE 30, 1998

     Net sales for the six months ended June 30, 1998 were $81.0 million in comparison to $76.6 million, an increase of 5.7% over the same period a year ago. The increase is sales was primarily in the equipment enclosure/shelter product line as the company benefited from a wider range of applications for these products within the communications industry. At the same time, the sales of towers decreased due to a continued slowdown in the build out of PCS systems and due to some loss of market share. The Company believes that it may have lost market share, especially in the first quarter of the year, as certain competitors lowered unit prices significantly in response to reduced demand for tower products.

     Gross profit for the first six months of 1998 was $22.8 million versus $23.9 million a year ago. As a percentage to sales, gross margin was 28.2% for the first half in comparison to 31.2% for the same period a year ago. The 3.0 percentage point decrease was primarily due to two factors. The first factor was sales mix -- as lower margin products, enclosures and distributor products, accounted for a greater percentage of total revenue -- 47% in the first half of 1998 versus to 33% in the same period a year ago. The same time, tower sales, historically the Company's highest profitability product line decreased to 53% of total revenue from 67% a year ago. Secondly, intense price competition for the Company's tower products contributed to a 3.5 percentage point in gross profit margin for this product in comparison to the same period a year ago.

     S, G & A expenses were $9.9 million in the first six months of 1998 in comparison to $8.5 million in the first half of 1997. In comparison to the prior year, S, G & A expenses increased by $1.4 million or by 16.5%. The increase in operating expenses was primarily related to an increase in sales and marketing costs. The Company has invested to reverse the domestic market share losses in towers with additional and upgraded personnel, increased customer relations and enhanced sales tools such as catalogues, and trade shows. Also, the Company has increased its spending to improve its worldwide market presence.

     Earnings per share (basic and diluted) was $0.15 per share for the six months ended June 30, 1998 in comparison to $0.18 per share for the same period a year. Even with the 5.7% increase in net sales during the first half of 1998, earnings per share still decreased by $0.03 per share due to reduced gross profits and an increase in sales related operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning the Company's financial condition:

                               June 30,      December 31,
(Dollars in Millions)           1998            1997
---------------------          --------      ------------
Cash                            $ 6.5           $6.0
Working capital                  46.0           39.3
Total debt                       11.8           12.2
Current ratio                   2.62:0         2.00:1

     The Company's working capital was $46.0 million at June 30, 1998 compared to $39.3 million at December 31, 1997, an increase of $6.7 million. This increase in working capital primarily reflected an $11.3 million decrease in current liabilities offset somewhat by a $5.0 million reduction in accounts receivable.

     At June 30, 1998, the Company had aggregate indebtedness of $11.8 million. The Company's outstanding indebtedness was related to mortgage notes payable and capital leases.

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

RECENT DEVELOPMENTS

     The UNR Asbestos-Disease Claims Trust ("the Trust") informed the Company that it has recently reviewed its investment in Rohn and has decided to seek a sale of its shares, a merger or a like transaction that would involve liquidating its entire investment in the Company, and that the Trust has retained Donaldson, Lufkin & Jenrette ("DLJ") to assist in soliciting proposals which might achieve its objective. The Company has agreed to pay the fees of the investment banker (one percent of the consideration received, plus debt assumed) and to indemnify the investment banker against certain liabilities only if a transaction involving a disposition of all of the common stock of the Company is effected. DLJ and the Company currently are actively engaged in this process. At this time, it is impossible to determine the outcome or timing of any potential transaction.

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

                  PART II - OTHER INFORMATION

ITEM 5  OTHER INFORMATION

           The Company's annual meeting of stockholders has been postponed and will be scheduled by the Board of Directors of the Company during the fourth quarter of 1998.

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



                             ROHN INDUSTRIES, INC.


Dated:  August 14, 1998      /s/ David V. LaRusso
                             --------------------------------------------
                             David V. LaRusso
                             Vice President and Chief Financial Officer