Form 10-Q
period 1998-09-30
ROHN INDUSTRIES INC
filed 1998-11-10
CIK 315641

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549

                                     FORM 10-Q

         (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR

         ( )            TRANSITION REPORT PURSUANT TO SECTION
                 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             FOR THE TRANSITION PERIOD
                        FROM ___________ TO _______________

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

                                      Yes X   No
                                         ----   ----

                                                          Outstanding as of
                                                          November 9, 1998
Common Stock $.01 par value........................         52,846,009

                            PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS



                                  ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF INCOME
                                 (In Thousands Except Per Share Data)
                                            (unaudited)

                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                        ------------------------     -------------------------
                                                             1998           1997           1998           1997
                                                             ----           ----           ----           ----
 Net sales                                              $  47,541      $  37,427      $ 128,537      $ 114,042
 Cost of products sold                                     37,473         27,693         95,651         80,390
                                                        ---------      ---------      ---------      ---------
      Gross profit                                         10,068          9,734         32,886         33,652
 Operating expenses:
      Selling expenses                                      2,102          1,704          6,630          4,897
      General and administrative expenses                   1,860          2,527          7,214          7,782
      Restructuring charge                                    ---          3,420            ---          3,420
                                                        ---------      ---------      ---------      ---------
 Operating income                                           6,106          2,083         19,042         17,553
 Interest expenses, net                                        87            173            383            587
                                                        ---------      ---------      ---------      ---------
 Income before income taxes                                 6,019          1,910         18,659         16,966
 Income tax provision                                       2,225            725          7,075          6,450
 Equity loss of joint venture                                 233            ---            233            ---
                                                        ---------      ---------      ---------      ---------
 Net income                                             $   3,561        $ 1,185      $  11,351      $  10,516
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

 Earnings per share - basic and diluted                 $    0.07        $  0.02      $    0.22      $    0.20
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------
 Weighted average number of shares outstanding
       Basic                                               52,851         52,544         52,758         52,452
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

       Diluted                                             52,852         52,545         52,765         52,557
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

The accompanying notes are an integral part of these statements.

                      ROHN  INDUSTRIES, INC. AND SUBSIDIARIES
                                   BALANCE SHEETS
                                   (In Thousands)

           ASSETS                                             September 30, 1998   December 31,
                                                                  (unaudited)          1997
                                                                  -----------      ------------
 CURRENT ASSETS
   Cash and cash equivalents                                            $  5,042       $  5,994
   Accounts, notes and other receivables, less allowance
      for doubtful accounts of $1,694 in 1998 and $1,451 in 1997          31,813         33,748
   Inventories                                                            31,599         33,744
   Deferred income taxes                                                   4,450          4,450
   Prepaid expenses                                                          638            669
   Net assets of discontinued operations                                   1,333            ---
                                                                       ---------      ---------
       TOTAL CURRENT ASSETS                                               74,875         78,605
                                                                       ---------      ---------

 PLANT AND EQUIPMENT, at cost                                             47,241         46,596
    Less: Accumulated depreciation                                       (20,788)       (19,101)
                                                                       ---------      ---------
      TOTAL PLANT AND EQUIPMENT                                           26,453         27,495
                                                                       ---------      ---------

 OTHER ASSETS                                                              5,733          2,558
                                                                       ---------      ---------

 TOTAL ASSETS                                                          $ 107,061      $ 108,658
                                                                       ---------      ---------
                                                                       ---------      ---------
       LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES

    Accounts payable                                                    $  8,863      $  12,029
    Accrued expenses                                                       9,959         19,817
    Current portion of long-term liabilities                               1,000            948
    Net liabilities of discontinued operations                               ---            842
    Accrued income taxes                                                   6,968          5,709
                                                                       ---------      ---------
      TOTAL CURRENT LIABILITIES                                           26,790         39,345
                                                                       ---------      ---------

 LONG-TERM LIABILITIES                                                    10,507         11,271
                                                                       ---------      ---------

 STOCKHOLDERS' EQUITY
    Common Stock                                                             535            532
    Capital surplus                                                       13,199         11,602
    Retained earnings                                                     61,811         50,460
    Treasury stock                                                        (3,896)        (3,896)
    Unearned portion of restricted stock                                  (1,885)          (656)
                                                                       ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                                          69,764         58,042
                                                                       ---------      ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  107,061     $  108,658
                                                                       ---------      ---------
                                                                       ---------      ---------

 The accompanying notes are an integral part of these statements.

                       ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                              STATEMENTS OF CASH FLOW
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (In Thousands)
                                    (unaudited)

                                                                         NINE MONTHS ENDED
                                                                           September 30,
                                                                       ------------------------
CASH FLOW FROM OPERATING ACTIVITIES                                       1998           1997
                                                                          ----           ----
  Net Income                                                           $  11,351      $  10,516
  Adjustments for noncash items included in net income:
    Depreciation and amortization                                          2,481          1,901
    Restructuring charge                                                     ---          3,420
    Deferred income taxes                                                    ---           (450)
    Operating requirements:
      Accounts receivable decrease                                          1,935             97
      Inventories decrease (increase)                                       2,145         (3,208)
      Prepaid expenses decrease                                                31            329
      Accounts payable & accrued expenses (decrease) increase             (11,765)         1,577
      Discontinued operations (decrease)                                   (2,175)        (6,636)
                                                                       ----------     ----------
  Net cash provided (used in) by operating activities                       4,003          7,546
                                                                       ----------     ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of plant and equipment, net of retirements                      (1,439)        (6,031)
  Equity investment in joint venture                                       (3,340)           ---
  Decrease in other assets                                                    165           (162)
                                                                       ----------     ----------
  Net cash (used in) investing activities                                  (4,614)        (6,193)
                                                                       ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Decrease in long-term liabilities                                          (712)          (610)
  Proceeds from short-term borrowings                                         ---         18,620
  Payment of short-term borrowings                                            ---        (19,620)
  Issuance of common stock                                                    371            922
                                                                       ----------     ----------
    Net cash (used in) provided by financing activities                      (341)          (688)
                                                                       ----------     ----------
    Net (decrease) increase in cash and cash equivalents                     (952)           665

    Cash & cash equivalents, beginning of period                            5,994          5,030
                                                                       ----------     ----------

    Cash & cash equivalents, end of period                             $    5,042     $    5,695
                                                                       ----------     ----------
                                                                       ----------     ----------

    Cash paid during the period for interest                                  753          1,004
    Cash paid during the period for income taxes                            5,816          5,016

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

     The financial statements presented herewith reflect all adjustments (including normal and recurring accruals) which, in the opinion of management, are necessary for fair presentation of the results of operations for the three month and nine month periods ended September 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  PRINCIPLES OF CONSOLIDATION

     The financial statements include the consolidated accounts of Rohn Industries, Inc. and its subsidiaries ("Rohn" or "the Company"). All significant inter-company transactions have been eliminated in consolidation. The Company accounts for its 49% interest in Rohn BrasilSat, a joint venture in Brazil, under the equity method.

(3)  EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the nine months ended September 30, 1998 and 1997, the effect of potentially dilutive stock options was 7,000 and 105,000, respectively. For the three months ended September 30, 1998 and 1997, the effect of potentially dilutive stock options was 1,000 for each time period. The Company had additional outstanding stock options of 1,153,000 as of September 30, 1998, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(4)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

                   Total Inventories
                    (In Thousands):

                                     September 30,   December 31,
                                         1998           1997
                                     -------------   ------------
          Finished goods                 $  14,658      $  12,181
          Work-in-process                    6,287          7,060
          Raw materials                     10,654         14,503
                                         ---------      ---------
          Total Inventories              $  31,599      $  33,744
                                         ---------      ---------
                                         ---------      ---------

(5)  INVESTMENT IN JOINT VENTURE

     In December 1997, the Company formed a joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. Rohn owns 49 percent of the joint venture, which will operate under the name Rohn BrasilSat.

     The joint venture is currently constructing production and galvanizing facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles , and self-supporting and guyed towers. The joint venture will also provide complete installation services, as well. As part of the agreement, BrasilSat will become the exclusive distributor for Rohn's self-supporting and guyed tower in Brazil, while Rohn has exclusive rights to distribute BrasilSat brand tower worldwide except in Brazil.

     The Company accounts for the joint venture under the equity method. The investment Rohn BrasilSat amounted to $3.3 million at September 30, 1998. There was no investment in Rohn BrasilSat in 1977. The Company has recorded a loss of $233,000 in the accompanying consolidated statements of income, which represents the Company's share of the start-up losses. The Company expects Rohn BrasilSat to start shipping products to customer in the fourth quarter of 1998.

(6)  COMPREHENSIVE INCOME

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of Rohn for the three months and nine months ended September 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                             For the Three Months         For the Nine Months
                                              ended September 30,         ended September 30,
                                             ---------------------       ----------------------
                                              1998           1997           1998           1997
                                              ----           ----           ----           ----
Net sales                                    100.0%         100.0%         100.0%         100.0%
Cost of sales                                 78.8           74.0           74.4           70.5
                                             -----          -----          -----          -----
Gross profit                                  21.2           26.0           25.6           29.5
S, G & A expense                               8.4           11.3           10.8           11.1
Restructuring charge                           ---            9.1            ---            3.0
                                             -----          -----          -----          -----
Operating income                              12.8            5.6           14.8           15.4
Interest expense, net                          0.2            0.5            0.3            0.5
                                             -----          -----          -----          -----
Income before income taxes                    12.6            5.1           14.5           14.9
Income tax provision                           4.7            1.9            5.5            5.7
Equity loss of joint venture                   0.4            ---            0.2            ---
                                             -----          -----          -----          -----
Net income from continuing operations          7.5%           3.2%           8.8%           9.2%
                                             -----          -----          -----          -----
                                             -----          -----          -----          -----

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the third quarter ended September 30, 1998 were $47.5 million in comparison to $37.4 million, an increase of 27.0% over the same period a year ago. The Company had sales increases in the third quarter in all three product categories - towers, enclosures and distributor products of 20.8%, 31.9% and 48.7% respectively. The increase in sales was due to the following factors: the Company's strategy to aggressively increase market share for its tower products and enclosure sales continuing to benefit from a wider range of applications within the communication industry

     Gross profit for the third quarter of 1998 was $10.1 million versus $9.7 million in the third quarter of 1997, a increase of 3.4%. As a percent to sales, gross profit margin was 21.2% for the current quarter in comparison to 26.0% for the same period a year ago. The 4.8 percentage point decrease was primarily attributable to significant pricing pressures for the Company's tower products. The gross profit margin percentage for towers was 18.6% in the third quarter of 1998 down from 29.6% for the same period in 1997.
Gross profit margins for the Company's other principal product lines were increased over the prior year's third quarter.

     Selling, general and administrative ("S, G & A") expenses were $4.0 million in the third quarter of 1998 versus $4.2 million for the same period a year ago. In comparison to the prior year, S, G & A expenses decreased by $0.2 million or by 6.4%. The decrease in operating expenses was achieved despite an increase in sales related expenses. With the enhancements made in sales, marketing and distribution, the Company strongly feels that it is well positioned to regain any market share losses and to provide superior service to the new build-to-suit customers that are rapidly emerging in the market place.

     Earnings per share (basic and diluted) in the third quarter were $0.07 a share versus $0.02 in the third quarter of 1997. The earnings per share in the third quarter of 1997 included the impact of $3.4 million ($2.1 million after-tax or $0.04 per share) special charge to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implementation of this program.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the nine months ended September 30, 1998 were $128.5 million in comparison to $114.0 million, an increase of 12.7% over the same period a year ago. The increase is sales was primarily in the equipment enclosure/shelter product line as the company benefited from a wider range of applications for these products within the communications industry. At the same time, the sales of towers decreased by 2.8% due to a continued slowdown in the build out of PCS systems and due to some loss of market share. The Company believes that it may have lost market share, especially in the first quarter of the year, as certain competitors lowered unit prices significantly in response to reduced demand for tower products. The price competition that was initially experienced in the first quarter of 1998 has intensified during the year.

     Gross profit for the first nine months of 1998 was $32.9 million versus $33.7 million a year ago. As a percentage to sales, gross profit margin was 25.6% for the first nine months in comparison to 29.5% for the same period a year ago. The 3.9 percentage point decrease was primarily due to intense price competition for the Company's tower products. The gross profit margins for tower products for the first nine months of 1998 were 26.9% in comparison to 34.9% for the same period in 1997. It is not known how long this pricing pressure will continue.

     S, G & A expenses were $13.8 million in the first nine months of 1998 in comparison to $12.7 million in the first nine months of 1997. In comparison to the prior year, S, G & A expenses increased by $1.1 million or by 9.2%. The increase in operating expenses was primarily related to an increase in sales and marketing costs. The Company has invested in additional sales, project management and customer service personnel and enhanced sales tools such as catalogues and trade shows to reverse the domestic market share losses in towers. Also, the Company has increased its spending to improve its worldwide market presence.

     Earnings per share (basic and diluted) were $0.22 per share for the nine months ended September 30, 1998 in comparison to $0.20 per share for the same period a year ago. The earnings per share in 1997 included the impact of $3.4 million ($2.1 million after-tax or $0.04 per share) special charge to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implantation of this program.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information concerning the Company's financial condition:

                                     September 30,   December 31,
          (Dollars in Millions)          1998           1997
          ---------------------          ----           ----
          Cash                              $  5.0         $  6.0
          Working capital                     48.1           39.3
          Total debt                          11.5           12.2
          Current ratio                     2.79:1         2.00:1

     The Company's working capital was $48.1 million at September 30, 1998 compared to $39.3 million at December 31, 1997, an increase of $8.8 million. This increase in working capital primarily reflected an $12.2 million decrease in current liabilities offset by a $1.9 million reduction in accounts receivable and a $2.1 million decrease in inventory.

     At September 30, 1998, the Company had long-term indebtedness of $11.5 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

     The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.


INVESTMENT IN JOINT VENTURE

     In December 1997, the Company formed a joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. Rohn owns 49 percent of the joint venture, which will operate under the name BrasilSat.

     The Joint venture is currently constructing production and galvanizing facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles, and self-supporting and guyed towers. The joint venture will also provide complete installation services, as well. As part of the agreement, BrasilSat will become the exclusive distributor for Rohn's self-supporting and guyed tower in Brazil, while Rohn has exclusive rights to distribute BrasilSat brand tower worldwide except in Brazil.

     The Company accounts for the joint venture under the equity method. The investment Rohn BrasilSat amounted to $3.3 million at September 30, 1998. There was no investment in Rohn BrasilSat in 1977. The Company has recorded a loss of $233,000 in the accompanying consolidated statements of income, which represents the Company's share of the start-up losses. The Company expects Rohn BrasilSat to start shipping products to customer in the fourth quarter of 1998.

INFLATION

     Inflation has not had a material effect on the Company's business or results of operation.

SEASONALITY

     The operations of the Company are generally not subject to seasonal fluctuations. However, in the past, the Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays.

RECENT DEVELOPMENTS

     The UNR Asbestos-Disease Claims Trust ("the Trust") informed the Company that it has recently reviewed its investment in Rohn and has decided to seek a sale of its shares, a merger or a like transaction that would involve liquidating its entire investment in the Company, and that the Trust has retained Donaldson, Lufkin & Jenrette ("DLJ") to assist in soliciting proposals which might achieve its objective. The Company has agreed to pay the fees of the investment banker (one percent of the consideration received, plus debt assumed) and to indemnify the investment banker against certain liabilities only if a transaction involving a disposition of all of the common stock of the Company is effected. DLJ and the Company remain very actively engaged in this process. At this time, it is not possible to determine the outcome or timing of any potential transaction.

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

                     PART II - OTHER INFORMATION

ITEM 5  OTHER INFORMATION

           Details pertaining to the Company's annual meeting of stockholders have not been established by the Board of Directors at this time.

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

                               ROHN INDUSTRIES, INC.


Dated:  November 10, 1998     /s/ David V. LaRusso
-------------------------     ----------------------------------------------
                                  David V. LaRusso
                                  Vice President and Chief Financial Officer