Form 10-K405
period 1998-12-31
ROHN INDUSTRIES INC
filed 1999-03-31
CIK 315641

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K


  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from  to

                          Commission File No. 1-8009

                             ROHN Industries, Inc.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              36-3060977
       (State of incorporation)                   (I.R.S. Employer
                                                 Identification No.)

6718 West Plank Road, Peoria, Illinois                  61604
    (Address of principal executive                  (Zip Code)
                office)

       Registrant's telephone number including area code: (309) 697-4400

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
          Title of each class                             on which registered
          -------------------                            ---------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   On March 22, 1999, 52,811,009 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates is $50,489,432, based upon the closing price of such stock on that date.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   Matters discussed in this report contain forward-looking statements which reflect management's current judgment. Statements containing words such as "believes," "expects," "anticipates" or similar expressions are forward-looking statements. Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications and equipment business, and the risk that the Company's analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful.

Item 1. Business.

General

   Rohn Industries, Inc. ("ROHN" or the "Company") is a leading manufacturer and installer of wireless infrastructure products for the communications industry, including cellular, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures and equipment enclosures. The Company's growth in recent years has been due in part to the growth of the cellular phone and other types of wireless communications systems, and the introduction and growth of its equipment enclosures product line. The Company began to experience the strong favorable impact of the build-out of a new wireless communication system in the United States, the PCS, in the second half of 1996 and the first half of 1997; however, the buildout of PCS has slowed considerably since the last half of 1997. The Company believes it should benefit from the eventual build-out of existing cellular and new PCS as well as other wireless systems such as ESMR and wireless local loop.

   The Company's key products consist of self-supporting and guyed (cable-supported) towers, equipment enclosures, steel and concrete poles, concrete and fiberglass equipment enclosures, equipment cabinets, antenna mounts and installation services. The Company also manufactures galvanized steel agriculture products, including horse stalls, cattle equipment, fencing and gates.

   The Company is a Delaware corporation which changed its name from UNR Industries, Inc. ("UNR") in December 1997. UNR was organized in 1979 as a holding company and is now an operating company. During 1996, the Company completed the sale of four of its five operating divisions. In March 1997, the Company moved its principal executive offices from Chicago, Illinois to Peoria, Illinois. The Company maintains its executive offices and main tower manufacturing facility at 6718 West Plank Road, Peoria, IL 61604.

   In 1982, UNR filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code, and, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court in 1989 and accepted by the Company's creditors and stockholders, 42,404,847 shares of common stock of the Company were issued to the UNR Asbestos-Disease Claims Trust and unsecured creditors in full discharge of all claims. The Trust currently owns 29,348,051 shares of common stock of the Company, or approximately 55.5% of the shares currently outstanding.

Telecommunications Equipment Market

   The use of wireless telephones in the United States has shown rapid growth in recent years, from about five million subscribers in 1990 to over 60 million today. The number of cell sites has risen from about 6,000 in 1990 to over 55,000 today and is expected to grow to as many as 100,000 by the end of 2002. While co-located and rooftop cell sites will provide as many as 50% of these sites, the remainder will require a tower or pole and equipment enclosure. Co-located and rooftop sites will require mounts and equipment enclosures.

   Competition among wireless carriers is becoming increasingly intense, lowering the average cost per minute for a wireless call to the range where it can be an economic alternative to a wireline phone. This economic advantage may serve to further enhance the growth of wireless subscribers. In addition, other new technologies such as broadband wireless provide opportunities to serve the rapid growth of internet services by providing "last mile" links from fiber-optic hubs to office buildings. New technologies are continually being introduced to use available wireless spectrum as an economic alternative to traditional copper wire. These new technologies often require the use of towers, poles, mounts and equipment enclosures manufactured by the Company.

   Broadcast is another market served by the Company. Recent changes in FCC regulation and the introduction of high definition television should provide additional opportunities for the Company, as new antenna support structures may be required to support these new broadcasting technologies.

   The Company also plans to continue to develop overseas markets through its United States customers and through the establishment of joint ventures, partnerships and facilities in key developing countries. See "--
International."

Products

   Tower Structures. The Company manufactures many configurations of towers, from one that reaches 1,500 feet in the air to a small antenna mount. Its principal tower product is the tubular self-supporting tower ranging in heights to 900 feet. The Company's towers are used across the world for television broadcast, AM/FM radio broadcast, microwave, cellular telephone, PCS, radar, surveillance camera mounts, solar power stations and weather stations. Included within the Tower Structures segment of products are steel and concrete poles, generally used when there is not enough space to erect a tower, such as an urban area where space is limited, and antenna mounts that are hot-dipped galvanized to prevent corrosion. Antenna mounts range from non-penetrating roof mounts that spread the balanced weight over a large area to mounts that concentrate weight for compact installation. The Company also provides tower mounts, wall mounts for corners or flat walls, square pole mounts, and standard roof mounts for flat or sloped roofs. Approximately 63%, 68% and 75% of the Company's revenues were attributable to sales in the Tower Structures segment for years 1998, 1997 and 1996, respectively.

   Enclosures. The proper housing of highly valuable electronic components and power systems is a major concern for communications companies. The Company's concrete enclosures are made of lightweight concrete with steel reinforcements for added strength. The Company's fiberglass enclosures are made of laminated fiberglass and are lightweight, portable, strong and secure. The Company has recently developed a non-combustible enclosure for rooftop applications, manufactured with a steel frame to meet strict fire codes. Equipment cabinets, made of lightweight concrete or molded fiberglass for water and rust resistance, are designed as maintenance free structures for compact equipment installations. The Enclosures segment accounted for approximately 37%, 32% and 25% of the Company's revenues for years 1998, 1997 and 1996, respectively. Concrete structures represent the largest part of the Company's Enclosures segment, generating more than 75% of Enclosures segment revenues for years 1998, 1997 and 1996, respectively.

   See Note 19 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information.

Patents and Trademarks

   The Company has a number of patents and trademarks, none of which are considered material to its operations.

International

   Foreign sales accounted for approximately $12.1 million, $10.2 million and $8.0 million of the Company's revenues for years 1998, 1997 and 1996, respectively. The Company has sold towers and other equipment in more than 55 countries and currently operates a sales office in Mexico City. In December 1997, the Company and BrasilSat Harald S.A. of Curitiba, Brazil finalized an agreement to form a corporate joint venture to serve the growing telecommunications infrastructure industry in Brazil and South America. ROHN owns 49% of the corporate joint venture. The corporate joint venture began production of enclosures in late 1998 and is expanding its manufacturing facilities to produce towers and poles, with a target for completion in 2000. The corporate joint venture's operations have been adversely affected by the Brazilian economy in 1998 and early 1999. The Company plans to develop other foreign markets through its United States customers, who are investing in telecommunications on a global basis, and through the establishment of partnerships and facilities in key developing countries.

Customers and Backlog

   The Company markets its products worldwide, through a variety of marketing channels with different customer focuses. Domestically, the Company has 12 direct salespeople.

   For international sales efforts, the Company employs two salespeople who concentrate on Mexico and Latin America. In addition, the Company utilizes two key distributors and a variety of agents to cover the remainder of the world.

   The Company's backlog of firm orders was approximately $29.0 million, $52.4 million and $53.0 million at December 31, 1998, 1997 and 1996, respectively. In 1998, one customer accounted for approximately 13% of the Company's net sales.

Competition

   The telecommunications infrastructure industry is highly competitive. The Company faces substantial competition in each of the segments it serves from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than the Company. The Company's competitors in each product area can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics and to improve customer service. Competitive pressures caused an erosion in operating margins in 1998 and early 1999, and there can be no assurance that competitive pressures will not necessitate further price reductions, adversely affecting operating results in the future. Although the Company believes that it has certain advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in sales, marketing and other services. There can be no assurance that the Company will have sufficient resources to continue to make other such investments or that the Company will be able to maintain the competitive advantages it currently enjoys.

Raw Materials

   The primary raw materials used by the Company to produce its products are steel, zinc and concrete. All materials are currently readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated. The Company's ability to continue to acquire steel, zinc and concrete on favorable terms may be adversely affected by factors beyond its control. Because steel, zinc and concrete constitute a significant portion of the Company's cost of goods sold, any increase in price of such materials could have a material adverse impact on the Company's gross profit margin.

Employees

   As of December 31, 1998, the Company employed 785 people. Collective bargaining agreements cover 371 employees at its facilities in Peoria and Frankfort. The unions are the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. The Company considers its relations with its employees to be good.

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

Environmental Matters

   The Company employs some materials in its manufacturing processes, including oils and solvents that may be regulated by environmental laws. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to make such expenditures in the future to comply with existing and probable requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

   In some cases, the Company has notified state or federal authorities of a possible need to remedy sites it previously operated. The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In some such cases, the Company has effected settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

Item 2. Properties.

   The Company has 847,000 square feet of manufacturing facilities located in Peoria, Illinois, Bessemer, Alabama and Frankfort, Indiana, all of which are owned by the Company. The Company's headquarters are located in Peoria, Illinois. At this location, the Company manufactures towers and steel poles and performs all of its in-house hot-dip galvanizing processes. The Company's facility at Frankfort, Indiana, manufactures towers, mounts and agricultural products. The Company's modern manufacturing plant in Bessemer, Alabama is devoted entirely to the production of equipment enclosures and cabinets.

Item 3. Legal Proceedings.

   The Company is involved in various pending legal proceedings and claims arising in the normal course of business, as well as claims arising from the Company's disposition of certain divisions in 1996. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes, after consultation with legal counsel, that such proceedings and claims, individually or in the aggregate, are not material to any of its business, financial condition, or results of operations. See "Business-- Environmental Matters."

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's common stock is publicly traded in the over-the-counter market on the Nasdaq National Market System. Its trading symbol is ROHN. The high and low closing prices on the Nasdaq National Market System, reported by Dow Jones, were:

                                                                       Dividends
                                                      High     Low     Per Share
                                                     ------ ---------- ---------
      1997
        First Quarter............................... 8      5 7/8          --
        Second Quarter.............................. 7 7/8  5 1/4          --
        Third Quarter............................... 6 7/8  4 1/4          --
        Fourth Quarter.............................. 6      4/7///16/     .10
      1998
        First Quarter............................... 6 1/4  4/11///16/     --
        Second Quarter.............................. 6 1/4  3 3/4          --
        Third Quarter............................... 4 3/4  1 3/4          --
        Fourth Quarter.............................. 3 1/2  1/13///16/     --
      1999
        First Quarter (through March 22)............ 3 9/16 1 7/8          --

   The closing price per share of common stock on the Nasdaq National Market on March 22, 1999 was $2.1875. As of that date, the Company had 3,244 record holders of its common stock.

Item 6. Selected Financial Data.

                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Five Year Summary of
 Operations
Net sales...................  $174,153  $158,132  $154,434  $142,216  $107,026
Cost of products sold.......   131,121   111,124   106,847    98,996    73,060
                              --------  --------  --------  --------  --------
Gross profit................    43,032    47,008    47,587    43,220    33,966
                              --------  --------  --------  --------  --------
Operating income............    24,236    26,459    32,498    29,862    18,580
                              --------  --------  --------  --------  --------
Interest (expense) income,
 net........................      (753)     (477)      884     1,839     1,174
Other income................       --      4,088       --        --        --
                              --------  --------  --------  --------  --------
Income from continuing
 operations before income
 taxes......................    23,483    30,070    33,382    31,701    19,754
Income tax provision........     8,900    11,151    13,100    12,700     7,900
Equity loss of corporate
 joint venture..............       540       --        --        --        --
                              --------  --------  --------  --------  --------
Income from continuing
 operations.................    14,043    18,919    20,282    19,001    11,854
Discontinued operations--
 Income from operations, net
  of tax....................       --        --      3,859    10,275    21,971
 Gain (loss) on
  dispositions, net of tax..       --        --     21,900       --     (2,500)
                              --------  --------  --------  --------  --------
Net Income..................  $ 14,043  $ 18,919  $ 46,041  $ 29,276  $ 31,325
                              ========  ========  ========  ========  ========
Net income per share--basic
Continuing operations.......  $   0.27  $   0.36  $   0.39  $   0.37  $   0.24
Discontinued operations--
 Income from operations.....       --        --       0.08      0.20      0.45
 Gain (loss) on
  dispositions..............       --        --       0.42       --      (0.05)
                              --------  --------  --------  --------  --------
Net income per share--basic.  $   0.27  $   0.36  $   0.89  $   0.57  $   0.64
                              ========  ========  ========  ========  ========
Net Income per share--
 diluted
Continuing operations.......  $   0.27  $   0.36  $   0.39  $   0.37  $   0.24
Discontinued operations--
 Income from operations.....       --        --       0.08      0.20      0.44
 Gain (loss) on
  dispositions..............       --        --       0.42       --      (0.05)
                              --------  --------  --------  --------  --------
Net income per share--
 diluted....................  $   0.27  $   0.36  $   0.89  $   0.57  $   0.63
                              ========  ========  ========  ========  ========
Dividends declared per
 common share...............  $    --   $   0.10  $   2.60  $   2.55  $   0.20
Weighted average common
 shares outstanding--Basic..    52,774    52,475    52,383    51,813    49,318
Weighted average common
 shares outstanding--
 Diluted....................    52,779    52,558    52,566    52,056    49,581

Five-Year Summary of
 Financial Data
Total assets................  $114,192  $111,072  $ 93,372  $161,226  $258,106
Stockholders' equity........    72,579    58,042    42,511   127,764   220,596
Dividends declared..........        --     5,245   136,368   132,274     9,738
Return on assets............      12.3%     17.0%     49.3%     18.2%     12.1%
Return on stockholders'
 equity.....................      19.3%     32.6%    108.3%     22.9%     14.2%
Capital expenditures........     2,283     8,307    11,658     2,303     3,335
Depreciation and
 amortization...............     3,148     2,634     1,672     1,433     1,358
Long-term liabilities.......    12,327    11,271    12,191     4,671     4,867

   Prior year results have been restated to reflect the 1994 discontinuance of Unarco Material Handling and the 1995 discontinuance of UNR Leavitt, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company and subsidiaries for the three years ended December 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

   In 1996, the Company completed the sale of four of its five operating divisions while maintaining ownership of the ROHN division.

   The following table summarizes the four divestitures:

     Date                              Business                   Purchaser            Sales Price
     ----                     -------------------------- ---------------------------- -------------
                                                                                      (in millions)
     July 1996............... Unarco Commercial Products Richards Capital Fund, L.P       $41.0
     August 1996............. UNR Leavitt                Chase Brass Industries, Inc.      95.0
     Sept. 1996.............. UNR Home Products          Franke, Inc.                      21.4
     Dec. 1996............... Real Time Solutions, Inc.  Pinnacle Automation                4.0

   The sale of these divisions in 1996 resulted in a gain of $21.9 million, net of $14.6 million of taxes, which was recorded in the third quarter of 1996. The final sales prices of these operations were subject to the normal closing adjustments. Total sales of these operations were $157 million for the year ended December 31, 1996.

   On December 17, 1997, the stockholders voted to change the name of the Company from UNR Industries, Inc. to ROHN Industries, Inc.

Results of Operations

   The Company is a leading manufacturer and installer of wireless infrastructure products for the communications industry, including cellular, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are Tower Structures and Enclosures.

   The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

                                                            1998   1997   1996
      For the years ended December 31,                      -----  -----  -----
      Net sales............................................ 100.0% 100.0% 100.0%
      Cost of sales........................................  75.3   70.3   69.2
                                                            -----  -----  -----
      Gross profit.........................................  24.7   29.7   30.8
      Selling, general and administrative expense..........  10.8   10.8    9.8
      Restructuring........................................   --     2.2    --
                                                            -----  -----  -----
      Total operating expenses.............................  10.8   13.0    9.8
                                                            -----  -----  -----
      Operating income.....................................  13.9   16.7   21.0
      Interest expense (income), net.......................    .4     .3    (.6)
      Other income.........................................   --    (2.6)   --
                                                            -----  -----  -----
      Income before income taxes...........................  13.5   19.0   21.6
      Income tax provision.................................   5.1    7.0    8.5
      Equity loss of joint venture.........................    .3    --     --
                                                            -----  -----  -----
      Income from continuing operations....................   8.1%  12.0%  13.1%
                                                            =====  =====  =====

1998 Compared to 1997

   Net sales for 1998 were $174.2 million compared to $158.1 million in 1997, an increase of 10.2%. The increases in sales by business segment were as follows.

                                                             Dollar  Percentage
                                               1998   1997  Increase  Increase
      For the years ended December 31,        ------ ------ -------- ----------
      Tower Structures....................... $110.1 $107.1  $ 3.0       2.8%
      Enclosures.............................   64.1   51.0   13.1      25.7%
                                              ------ ------  -----      ----
      Total.................................. $174.2 $158.1  $16.1      10.2%
                                              ====== ======  =====      ====

   The increase in sales in the Tower Structures segment was primarily due to a $1.0 million increase in sales in international markets as well as recapturing market penetration domestically. The Company believes that the overall market for its tower products was unchanged from 1997. One of the Company's principal business objectives in 1998 was to reverse losses in market share experienced in previous years. The Company's Enclosure segment benefited from a wider range of applications for these products both within the communications industry and outside the industry.

   In 1998, many of the Company's customers experienced delays and requested that the Company hold their inventory. In circumstances where the product is ready for shipment, the customer requests delayed shipment and risk of ownership has passed to the customer, the Company recognizes revenue for its Tower Structures segment. Results of operations for the year ended December 31, 1998, include approximately $4.2 million of Tower Structures revenue related to product that has not shipped, but the earnings process is complete. No such revenues were recorded in 1996 and 1997, in accordance with generally accepted accounting principles, as the earnings process had not been completed.

   The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures also requires that actual payment be received. Results of operations for the year ended December 31, 1998, include approximately $6.5 million of Enclosures revenues related to product that has not shipped, but the earnings process is complete. No such revenues were recorded in 1996 and 1997, in accordance with generally accepted accounting principles, as the earnings process had not been completed.

   Gross profit for 1998 was $43.0 million versus $47.0 million in 1997, a decrease of 8.5%. As a percent to sales, gross profit margin was 24.7% in 1998 versus 29.7% for 1997. The five percentage point decrease was totally attributable to a significant decrease in gross profit margins for the Company's tower products. This gross profit margin deterioration was experienced primarily in the last two quarters of 1998. Significant industry-wide pricing pressure was experienced as certain competitors lowered prices and demand remained flat during the year. In addition, the Company experienced increases in production costs related to annual purchasing commitments for its primary raw materials such as steel and increased operating costs of its new galvanizing facility which was brought on-line during the latter half of 1997. The Company expects that the gross profit margin pressures experienced in 1998 will continue during 1999 as pricing will remain somewhat depressed; however, the Company also believes that production costs can be lowered during the year to partially offset the pricing pressures.

   Selling, general and administrative ("SG&A") expenses were $18.8 million in 1998 versus $17.1 million in 1997. In comparison to the prior year, SG&A expenses increased by $1.7 million, an increase of 9.9%. As a percent to sales, SG&A expenses were 10.8% in both 1998 and 1997. The increase in operating expenses was primarily attributable to an increase in sales and marketing costs. The Company has invested in additional sales, project management and customer service personnel and enhanced sales tools such as catalogs and trade shows to gain sales momentum in the domestic market place. Also, the Company has increased its spending to improve its worldwide market presence.

   During the third quarter of 1997, the Company's Board of Directors approved a special charge of $3.4 million ($2.1 million after tax or $ 0.04 per share) to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implementation of this program. The provision for the reduction in workforce included severance and other benefits for approximately 25 employees, the majority of whom were based in Peoria, Illinois and Frankfort, Indiana. During 1997, cash expenditures of $1.9 million were charged against the reserve. Approximately $1.1 million of expenses were charged against the reserve in 1998. The Company expects to spend the remaining $0.4 million of the restructuring reserve in 1999.

   The Company's 1998 effective tax rate was 37.9% versus 37.1% in 1997. This increase in the effective tax rate was primarily due to the non-recurring nature of certain adjustments made in 1997. These adjustments were recorded by the Company when it finalized its 1996 return in late 1997.

   The equity loss of corporate joint venture of $.5 million relates to the Company's share of the start-up losses for ROHN BrasilSat. The Company accounts for this corporate joint venture under the equity method. The operations of ROHN BrasilSat started in 1998.

   Earnings per share (basic and diluted) were $0.27 in 1998 versus $0.36 in 1997. The decrease of earnings per share was primarily attributable to the significant decrease in gross profit margin experienced by the Tower Structures segment in 1998. The 1997 results included the $0.05 per share favorable impact of the sale of an investment in a non-related business and the $0.04 per share unfavorable impact of the restructuring charge.

   The Company has reduced in size due to the sale of Leavitt Tube, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc. in 1996, and the closing in 1997 of the Company's former corporate office located in Chicago, IL. In 1998, the Company implemented a thorough review of its recorded reserves and discovered that reserves for postretirement benefits other than pensions had not been properly provided for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As of January 1, 1998, the Company had an unfunded accumulated postretirement benefit obligation of $3.5 million and an unamortized net transition obligation of $1.8 million, resulting in an accrual requirement of $1.7 million at the beginning of the year. The Company recorded a charge in 1998 to establish a postretirement benefit liability of approximately $2.2 million as of December 31, 1998. Also, in connection with the Company's thorough review of its recorded reserves, it was determined that there were excess reserves of approximately $2.4 million related to insurance, accounts receivable and other miscellaneous reserves that were not material to the prior year consolidated financial statements. These excess reserves were reversed in 1998. Due to the immateriality of the postretirement benefit charges to the consolidated financial statements of the Company from 1993 through 1997, no restatement has been made.

1997 Compared to 1996

   Net sales for 1997 were $158.1 million in comparison to $154.4 million in 1996, an increase of 2.4%.

   Sales by business segment were as follows:

                                                           Dollar   Percentage
                                                         (Decrease) (Decrease)
                                            1997   1996   Increase   Increase
      For the years ended December 31,     ------ ------ ---------- ----------
      Tower Structures.................... $107.1 $115.4   $(8.3)     $(7.2)%
      Enclosures..........................   51.0   39.0    12.0       30.8 %
                                           ------ ------   -----      -----
      Total............................... $158.1 $154.4   $ 3.7        2.4 %
                                           ====== ======   =====      =====

   The increase in sales was in the Enclosures segment as the Company benefited from a wider range of applications for these products within the communications industry. At the same time, the sales of towers decreased in 1997 due to a significant slowdown in the buildout of PCS.

   Gross profit for 1997 was $47.0 million versus $47.6 million in 1996, a decrease of 1.3%. As a percentage to sales, gross margin was 29.7% for 1997 in comparison to 30.8% for 1996. The 1.1 percentage point decrease was primarily due to a change in sales mix as the Enclosures segment accounted for a higher percentage of sales in 1997 than the Tower Structures segment. Traditionally, the Company's tower products have had higher gross margins than its other primary products, equipment enclosures. The difference in gross margins between the product lines is due to the higher content in the equipment enclosures of relatively sophisticated environmental and electrical equipment which is purchased from third party suppliers. Another factor affecting product margins was continuing competitive price pressure in the tower market.

   Selling, general and administrative expenses were $17.1 million in 1997 versus $15.1 million in 1996. In comparison to the prior year, SG&A expenses increased by $2.0 million or by 13.2%. The increase in SG&A expenses was attributable to salaries for the new senior management team during the Company's transition from a holding company to a more narrowly focused operating company; the costs associated with the Company's new enterprise resource planning software system; and higher operating expenses at the Company's enclosure manufacturing facility to support the 30.8% increase in sales experienced during 1997.

   During the third quarter of 1997, the Company recorded a restructuring change of $3.4 million related to cost-cutting measures including early retirement costs, workforce reductions, and expenses associated with the development and implementation of this program.

   Interest income for 1997 was $0.8 million in comparison to $1.9 million in 1996. In 1996, excess cash generated by the sale of certain operating divisions of the Company was invested before it was subsequently returned to the stockholders in the form of extraordinary dividends.

   Other income for 1997 was $4.1 million ($2.6 million after tax or $0.05 per share). This income was generated from the sale of an investment in a non-related business.

   The Company's 1997 effective tax rate was 37.1% versus 39.2% in 1996. This decrease in the effective tax rate was primarily due to adjustments recorded by the Company when it finalized its 1996 tax return in late 1997. In addition, the Company implemented a foreign sales corporation in 1997.

   Earnings per share (basic and diluted) from continuing operations in 1997 were $0.36 versus $0.39 in 1996. The 1997 results included the $0.05 per share favorable impact of the sale of an investment in a non-related business and the $0.04 per share unfavorable impact of the restructuring charge. In addition, the decrease in earnings per share was attributable to the decrease in gross profit margin, the increase in SG&A expenses, and the reduction in interest income.

Liquidity and Capital Resources

   The following table sets forth selected information concerning the Company's financial condition:

                                                       December 31, December 31,
                                                           1998         1997
      (Dollars in Thousands)                           ------------ ------------
      Cash............................................   $19,690      $ 5,994
      Working capital.................................    50,830       36,846
      Total debt......................................    11,270       12,219
      Current ratio...................................    2.73:1       1.88:1

   The Company's working capital was $50.8 million at December 31, 1998 compared to $36.8 million at December 31, 1997, an increase of $14.0 million. This increase in working capital primarily reflected a $12.5 million decrease in short-terms liabilities. This decrease in liabilities represents a pay off of certain liabilities associated with either liabilities of discontinued operations or self-insurance programs. In addition, the Company no longer regularly issues progress billing invoices, thus lowering the amount of customer deposits on hand.

   At December 31, 1998, the Company had aggregate indebtedness of $11.3 million. The Company's outstanding indebtedness was related to mortgage notes payable and capital leases.

   The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.

Inflation

   Inflation has not had a material effect on the Company's business or results of operation.

Seasonality and Quarterly Results of Operations

   The operations of the Company are generally not subject to seasonal fluctuations. However, in the past, the Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays.

   The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. It is believed that this quarterly fluctuation is due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of the calendar year. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build to suit customers continue.

Recent Accounting Pronouncements

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This standard is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction. It is not expected, however, that adoption of this statement will have a material effect on the Company's results of operations, financial condition or cash flows. The Company typically does not participate in these types of transactions in the normal course of business.

Year 2000 Compliance

   Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

   The Company's plan for addressing the Y2K issue is divided into three major phases: Business Systems Inventory and Assessment, Remediation and Replacement, and Testing.

   Business Systems Inventory and Assessment--The internal inventory portion of this phase, completed in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. In addition, the Company is in the process of completing the inventory and assessment of its non-information technology systems (Non-IT). The remediation and replacement of these systems, which include manufacturing production lines and equipment, heating, ventilation and air conditioning systems and water treatment systems, are included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, are being identified and steps undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, and other available means.

   Remediation and Replacement--The Company has developed and is in the process of implementing its remediation and replacement plan for all non-compliant systems, including IT and Non-IT systems. This phase is approximately 75% complete. The Company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations were given the highest priority. The Company has prioritized its business systems into "Mission Critical" and "All Other." "Mission Critical" systems are defined as business systems such as Business Planning and Control Process manufacturing, Sales Order Billing and Inventory Control systems, that, if shut down or interrupted, could have a material adverse effect on the

Company's results of operations, financial condition and cash flows. "All Other" systems are defined as business systems such as Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the Company. The Company is utilizing internal and external resources to execute the plan and has substantially completed all remediation and replacement of "Mission Critical" systems and expects to complete "All Other" systems by the beginning of the fourth quarter of 1999. The Company is on schedule to meet these objectives.

   Testing--This phase is ongoing as systems are remediated and replaced. The Company's efforts in this phase include testing by users and determination by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The Company expects to substantially complete testing of "Mission Critical" systems by third quarter 1999 and "All Other" systems during the fourth quarter of 1999.

   Because the Company's Y2K compliance is dependent upon key third parties also being Y2K compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company or its business partners not being fully Y2K compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of key raw materials and supplies, invoice and collection errors, and inventory and supply obsolescence. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course. The Company believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any such disruptions may have.

   The Company is developing contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans may include identifying and securing alternate suppliers of key raw materials, stockpiling of finished component inventories and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined, as additional information becomes available.

   The Company currently estimates that the aggregate cost of its Y2K efforts will be approximately $4.7 million, of which $4.6 million has been incurred to date. Approximately $4.5 million of these costs related to the acquisition of new computer systems which have been capitalized, with the remainder being funded through operating cash flows. The Company expects to incur Y2K costs of approximately $ 0.1 million in 1999.

Environmental Matters

   The Company employs some materials in its manufacturing processes, including oils and solvents that may be regulated by environmental laws. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to make such expenditures in the future to comply with existing and probable requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

   In some cases, the Company has notified state or federal authorities of a possible need to remedy sites it previously operated. The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In some such cases, the Company has effected settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

Recent Developments

   On December 22, 1998, the Company and PiRod Holdings, Inc. ("PiRod"), a privately held company headquartered in Plymouth, Indiana, signed a merger agreement (the "Merger Agreement") that provided that PiRod would be merged with the Company and up to 52.5 percent of the outstanding shares of Company common stock would be converted into the right to receive $3.78 per share in cash. PiRod shares would be converted into a total of approximately 7.9 million shares of Company common stock.

   On March 31, 1999, the Company announced that the continued slowdown in the buildout of wireless telephone systems affected the results of operations of both companies and the amount of financing available for the proposed transaction. As a result, the parties have mutually agreed to terminate the Merger Agreement.

   The Company incurred approximately $1.1 million, net of tax effect, in fees and expenses in connection with the proposed merger. These expenses would have been capitalized in the transaction, but the Company will now be required to recognize them as expenses in the first quarter, resulting in an adverse impact on earnings of approximately $0.02 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company has very limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 1999 or beyond are changes in interest rates and foreign currency exchange rates.

   The Company currently manages its exposure to changes in interest rates by utilizing primarily all fixed rate debt. In the future, it is expected that if additional debt is incurred, the Company would manage its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. International operations, which accounted for less than 10% of 1998 net sales, are concentrated principally in Mexico and Brazil. In the future, it is expected that if significant growth is incurred in international operations, the Company would manage its exposure to changes by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company would not enter into contracts for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------
Years ended December 31,                           1998      1997      1996
------------------------------------------------------------------------------
(in thousands except for per share data)
Net sales                                        $174,153  $158,132  $154,434
Cost of products sold                             131,121   111,124   106,847
------------------------------------------------------------------------------
Gross profit                                       43,032    47,008    47,587
Operating expenses:
  Selling expense                                   8,600     6,607     5,986
  General and administrative                       10,196    10,522     9,103
  Restructuring                                        --     3,420        --
------------------------------------------------------------------------------
Operating income                                   24,236    26,459    32,498
Interest income                                       292       822     1,864
Interest expense                                   (1,045)   (1,299)     (980)
Other income                                           --     4,088        --
------------------------------------------------------------------------------
Income from continuing operations before income
 taxes                                             23,483    30,070    33,382
Income tax provision                                8,900    11,151    13,100
Equity loss of corporate joint venture                540        --        --
------------------------------------------------------------------------------
Income from continuing operations                  14,043    18,919    20,282
Discontinued operations:
  Income from operations, net of ($2,400) in
   taxes in 1996                                       --        --     3,859
  Gain on sales, net of $14,600 in taxes in 1996       --        --    21,900
------------------------------------------------------------------------------
Net income                                       $ 14,043  $ 18,919  $ 46,041
------------------------------------------------------------------------------
Earnings per share--basic and diluted
  Continuing operations                          $   0.27  $   0.36  $   0.39
  Discontinued operations--
    Income from operations                             --        --      0.08
    Gain on sales                                      --        --      0.42
------------------------------------------------------------------------------
Earnings per share--basic and diluted            $   0.27  $   0.36  $   0.89
------------------------------------------------------------------------------
Weighted average shares outstanding--basic         52,774    52,475    52,383
Weighted average shares outstanding--diluted       52,779    52,558    52,566

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
December 31,                                                  1998      1997
-------------------------------------------------------------------------------
(in thousands, except per share data)
Assets
Current Assets:
  Cash and cash equivalents                                 $ 19,690  $  5,994
  Accounts, notes and other receivables, less allowance for
   doubtful accounts of $1,200 in 1998 and $1,451 in 1997     28,588    33,748
  Inventories                                                 27,444    33,744
  Deferred income taxes                                        2,600     4,450
  Prepaid expenses                                             1,794       669
-------------------------------------------------------------------------------
Total Current Assets                                          80,116    78,605
Fixed assets, net                                             26,630    27,495
Other Assets                                                   5,277     2,558
Long-term assets of discontinued operations                    2,169     2,414
-------------------------------------------------------------------------------
Total Assets                                                $114,192  $111,072
-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
  Current portion of long-term liabilities                  $  1,017  $    948
  Accounts payable                                            11,331    12,029
  Accrued liabilities & other                                 14,846    19,199
  Customer deposits                                              940     6,327
  Net liabilities of discontinued operations                   1,152     3,256
-------------------------------------------------------------------------------
Total Current Liabilities                                     29,286    41,759
Long-Term debt                                                10,253    11,271
Nonpension post retirement benefits                            2,074        --
-------------------------------------------------------------------------------
Total Liabilities                                             41,613    53,030
-------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock, $0.01 par value, authorized--60,000 shares,
   issued--52,816 in 1998 and 52,571 in 1997                     535       532
  Capital surplus                                             13,024    11,602
  Retained earnings                                           64,503    50,460
  Less--635 in 1998 and 1997 treasury shares, at cost         (3,896)   (3,896)
    --Unearned portion of restricted stock                    (1,587)     (656)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                    72,579    58,042
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $114,192  $111,072
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------
               Common Stock                       Treasury Stock
               --------------                     --------------
               Shares         Capital   Retained                  Restricted N/R From
               Issued  Amount Surplus   Earnings  Shares Amount     Stock    Officers
-------------------------------------------------------------------------------------
(in thousands,
except per share
data)
Balance,
 December 31,
 1995          52,495   $525  $ 66,898  $ 67,843   (326) $(1,595)  $  (382)  $(5,525)
 Net Income        --     --        --    46,041     --       --        --        --
 Issuance of
  restricted
  stock            90      1       876        --     --       --      (877)       --
 Restricted
  stock
  canceled        (13)    --      (114)       --     --       --       114        --
 Amortization
  of
  restricted
  shares           --     --        --        --     --       --       400        --
 Repayment of
  officers'
  loans            --     --        --        --     --       --        --     3,225
 Cash
  dividends--
  $2.60 per
  share            --     --   (59,270)  (77,098)    --       --        --        --
 Stock
  options
  exercised       245      2       804        --     --       --        --        --
 Stock
  options tax
  benefit          --     --       458        --     --       --        --        --
 Director's
  stock plan       21     --       185        --     --       --        --        --
-------------------------------------------------------------------------------------
Balance,
 December 31,
 1996          52,838   $528  $  9,837  $ 36,786   (326) $(1,595)  $  (745)  $(2,300)
 Net income        --     --        --    18,919     --       --        --        --
 Issuance of
  restricted
  stock           150      2     1,123        --     --       --    (1,125)       --
 Restricted
  stock
  canceled        (10)    --       (61)       --     --       --        61        --
 Amortization
  of
  restricted
  shares           --     --        --        --     --       --     1,153        --
 Repayment of
  officers'
  loans            --     --        --        --   (309)  (2,301)       --     2,300
 Cash
  dividends--
  $0.10 per
  share            --     --        --    (5,245)    --       --        --        --
 Director's
  stock plan       28     --       140        --     --       --        --        --
 Stock
  options
  exercised       200      2       165        --     --       --        --        --
 Stock
  options tax
  benefit          --     --       398        --     --       --        --        --
-------------------------------------------------------------------------------------
Balance,
 December 31,
 1997          53,206   $532  $ 11,602  $ 50,460   (635) $(3,896)    $(656)  $    --
 Net income        --     --        --    14,043     --       --        --        --
 Issuance of
  restricted
  stock           280      3     1,597        --     --       --    (1,600)       --
 Restricted
  stock
  canceled        (30)    --      (175)       --     --       --       143        --
 Amortization
  of
  restricted
  shares           --     --        --        --     --       --       526        --
-------------------------------------------------------------------------------------
Balance,
 December 31,
 1998          53,456   $535  $ 13,024  $ 64,503   (635) $(3,896)  $(1,587)  $    --
-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------
Years Ended December 31,                        1998     1997      1996
---------------------------------------------------------------------------
(in thousands)
Cash Flows from Operating Activities:
Net Income                                     $14,043  $18,919  $  46,041
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities--
  Depreciation and amortization                  3,148    2,634      1,672
  Provision for deferred employee compensation      --       --        261
  Deferred income tax                            1,850     (450)     1,270
  Discontinued operations (gain) loss               --       --    (21,900)
  Operating requirements--
    Accounts receivable decrease (increase)      5,160   (5,700)   (10,584)
    Inventory decrease (increase)                6,300   (3,027)    (3,168)
    Prepaid expenses (increase) decrease        (1,125)     424       (105)
    Accounts payable and accrued expense
     (decrease) increase                        (8,364)  11,081     (3,990)
  Discontinued operations                       (2,104)  (8,523)   (26,329)
  Investment in non-related business (gain)
   loss                                             --   (4,088)        --
---------------------------------------------------------------------------
      Net Cash provided by (used in) operating
       activities:                             $18,908  $11,270  $ (16,832)
---------------------------------------------------------------------------
Cash Flow from Investing Activities:
  Purchase of plant and equipment, net of
   dispositions and retirements                $(2,283) $(8,307) $ (11,658)
  Decrease (increase) in other assets              950      104     (2,093)
  Proceeds from discontinued operations            245       --         --
  Proceeds from the sale of discontinued
   operations                                       --       --    157,669
  Investment in equity of joint venture         (3,669)      --         --
  Proceeds from the sale of an investment in
   non-related business                             --    4,088         --
---------------------------------------------------------------------------
      Net Cash (used in) provided by financing
       activities                              $(4,757) $(4,115) $ 143,918
---------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                 $    --  $    --  $   8,418
  Payment of long-term debt                       (949)    (803)      (257)
  Proceeds from short-term borrowings               --    5,150      6,000
  Payment of short-term borrowings                  --   (7,150)   (10,000)
  Dividends paid                                    --   (5,245)  (136,368)
  Repayment of officers' loans                      --    2,300      3,225
  Common stock issued                              494    1,858      1,048
  Treasury stock purchases                          --   (2,301)        --
---------------------------------------------------------------------------
      Net cash (used in) financing activities  $  (455) $(6,191) $(127,934)
---------------------------------------------------------------------------
      Net increase (decrease) in cash and cash
       equivalents                             $13,696  $   964  $    (848)
Cash and cash equivalents at beginning of
 period                                          5,994    5,030      5,878
---------------------------------------------------------------------------
Cash and cash equivalents at end of period     $19,690  $ 5,994  $   5,030
---------------------------------------------------------------------------
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Interest                                   $ 1,045  $ 1,299  $     980
    Income taxes                               $ 5,814  $ 5,143  $  21,072
Supplemental schedule of noncash investing
 activities:
  Equipment acquired through capital leases    $    --  $    --  $   2,348

The accompanying notes are an integral part of these statements

                             ROHN INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

   ROHN Industries, Inc. and subsidiaries ("ROHN" or the "Company") manufactures and installs towers, poles, mounts and related accessories used principally to support telecommunications antennae for wireless communications, such as cellular telephone, personal communications systems ("PCS"), private microwave, commercial and amateur broadcasting and home television. The Company also produces equipment enclosures and cabinets of concrete and fiberglass to house electronic telecommunications equipment. The Company has manufacturing facilities in Peoria, Illinois (towers and poles), Bessemer, Alabama (equipment enclosures), Frankfort, Indiana (towers, tower components and mounts), and Curitiba, Brazil (equipment enclosures). The Company's products are sold direct to customers throughout the United States and through distributors to international markets.

2. Summary of Significant Accounting Policies

   The significant accounting policies followed by the Company are described below:

Principles of Consolidation

   The financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company accounts for its 49% interest in ROHN BrasilSat, a corporate joint venture in Brazil, under the equity method.

Revenue Recognition

   The Company's products have been manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer.

   Revenue is generally recognized when product is shipped. In 1998, many of the Company's customers experienced delays and requested that the Company hold their inventory. In circumstances where the product is ready for shipment, the customer requests delayed shipment and risk of ownership has passed to the customer, the Company recognizes revenue for its Tower Structures segment. Results of operations for the year ended December 31, 1998, include approximately $4.2 million of Tower Structures revenue related to product that has not shipped, but the earnings process is complete. No such revenues were recorded in 1996 and 1997, in accordance with generally accepted accounting principles, as the earnings process had not been completed.

   The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures also requires that actual payment be received. Results of operations for the year ended December 31, 1998, include approximately $6.5 million of Enclosures revenues related to product that has not shipped, but the earnings process is complete. No such revenues were recorded in 1996 and 1997, in accordance with generally accepted accounting principles, as the earnings process had not been completed.

Cash Equivalents

   The Company considers all highly liquid short-term investments purchased with a maturity of three months or less and all treasury bills to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Obsolete or unsalable inventories are reflected at their estimated realizable values.

                             ROHN INDUSTRIES, INC.

   Total inventories in 1998 and 1997 included the following classifications (in thousands):

                                                                  1998    1997
                                                                 ------- -------
      Finished goods............................................ $14,514 $12,181
      Work-in-progress..........................................   4,650   7,060
      Raw materials.............................................   8,280  14,503
                                                                 ------- -------
      Total Inventories......................................... $27,444 $33,744
                                                                 ======= =======

Plant and Equipment

   Land, buildings and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against income and major renewals/betterments are capitalized. When properties are retired or otherwise disposed of, the original cost and accumulated depreciation are removed from the respective accounts and the profit or loss resulting from the disposal is reflected in income.

   The Company provides for depreciation of plant and equipment over the estimated useful lives of the assets (buildings--20 to 40 years; machinery and equipment--3 to 15 years). Depreciation is generally provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

Income Taxes

   Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

   Total income tax expense for the years ended December 31, 1998, 1997, and 1996, was allocated as follows (in thousands):

                                                       1998   1997     1996
                                                      ------ -------  -------
      Income from continuing operations.............. $8,900 $11,151  $13,100
      Discontinued operations........................    --      --    12,200
      Stockholders' equity, for compensation expense
       for tax purposes in excess of amounts
       recognized for financial reporting purposes...     71    (398)    (458)
                                                      ------ -------  -------
                                                      $8,971 $10,753  $24,842
                                                      ====== =======  =======

   Income tax expense attributable to income from continuing operations consists of current provisions of $7.1 million, $11.7 million, and $17.0 million and deferred provisions of $1.8 million, $(0.5) million, and $(3.9) million for the years ended December 31, 1998, 1997, and 1996, respectively.

   Income tax expense attributable to income from continuing operations was $8.9 million, $11.2 million, and $13.1 million, for the years ended December 31, 1998, 1997, and 1996, respectively, and differed from the U.S. Federal statutory income tax rate as follows (in thousands):

                                               1998         1997          1996
                                            -----------  ------------  -----------
                                            Amount   %   Amount    %   Amount   %
                                            ------  ---  -------  ---  ------- ---
Computed statutory provision............... $8,200   35  $10,500   35  $11,700  35
State taxes, net of federal effect.........    900    4    1,200    4    1,400   4
Other, net.................................   (200)  (1)    (549)  (2)     --  --
                                            ------  ---  -------  ---  ------- ---
Total provision............................ $8,900   38  $11,151   37  $13,100  39
                                            ======  ===  =======  ===  ======= ===

                             ROHN INDUSTRIES, INC.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                  1998    1997
                                                                 ------  ------
      Postretirement benefits other than pensions............... $  880  $  --
      Depreciation..............................................   (836)   (642)
      Accrued insurance reserves................................    630   1,752
      Other, net................................................  1,926   3,340
                                                                 ------  ------
      Net deferred tax assets................................... $2,600  $4,450
                                                                 ======  ======

   The Company's remaining NOL carryforwards, general business credit carryforwards, and AMT credit carryforwards were fully utilized in 1996.

Net Income per Share

   Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the years ended December 31, 1998, 1997 and 1996, the effect of potentially dilutive stock options was 5,449, 83,000 and 183,000, respectively. The Company had additional outstanding stock options of 1,020,000 as of December 31, 1998, which were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

   In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 15, 1997. The effect of this accounting change had no impact on the Company's previously reported earnings per share amounts.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

   In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and have no material impact on the Company's results of operations, financial condition or cash flows.

   SFAS No. 130 established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130

                             ROHN INDUSTRIES, INC.

requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed in the same prominence as other financial statements. The Company has no differences between reported net income and comprehensive income.

   SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   SFAS No. 132 changes certain disclosure requirements for pensions and other postretirement benefits.

3. Prepaid Expenses

   Prepaid expenses at December 31, 1998 and 1997 consist of the following:

                                                                    1998  1997
                                                                   ------ -----
      Catalogues, trade shows and sales promotion................. $  243 $ 126
      Insurance...................................................    167   283
      Tax deposits................................................    294    79
      Computer and software maintenance...........................     43   155
      Merger and share repurchase related.........................  1,017   --
      Other.......................................................     30    26
                                                                   ------ -----
                                                                   $1,794 $ 669
                                                                   ====== =====

4. Fixed Assets

   Fixed assets at December 31, 1998 and 1997 consist of the following:

                                                               1998      1997
                                                             --------  --------
      Land.................................................. $  1,168  $  1,804
      Buildings.............................................   20,749    20,623
      Machinery and equipment...............................   26,107    24,169
                                                             --------  --------
                                                               48,024    46,596
      Less accumulated depreciation.........................  (21,394)  (19,101)
                                                             --------  --------
                                                              $26,630  $ 27,495
                                                             ========  ========

5. Other Assets

   Other assets at December 31, 1998 and 1997 consist of the following:

                                                                    1998   1997
                                                                   ------ ------
      Equity investment in Brazil................................. $3,129    --
      Computer system conversion costs............................  1,468  1,270
      Funds held by trustee--Frankfort, IN Construction Fund......    260    246
      Note receivable.............................................    126    148
      Other.......................................................    294    894
                                                                   ------ ------
                                                                   $5,277 $2,558
                                                                   ====== ======

                             ROHN INDUSTRIES, INC.

6. Accrued Liabilities and Other

   Accrued and other liabilities at December 31, 1998 and 1997 consist of the following:

                                                                  1998    1997
                                                                 ------- -------
      Payroll related........................................... $ 3,250 $ 4,721
      Insurance related.........................................   2,183   4,427
      Income taxes..............................................   6,782   5,709
      Other.....................................................   2,631   4,342
                                                                 ------- -------
                                                                 $14,846 $19,199
                                                                 ======= =======

7. Pension, Profit Sharing and Postretirement Benefits

General

   The Company and its subsidiaries have defined benefit and/or defined contribution retirement plans covering substantially all of their employees. Included in these plans are certain union sponsored plans to which the Company makes annual contributions equal to the amounts accrued. The total pension expense for union sponsored plans for 1998, 1997, and 1996, was $856,000, $740,000, and $720,000, respectively. The Company has one trustee-administered profit sharing plan covering all eligible employees in its Enclosures segment, located in Bessemer, Alabama. Discretionary contributions of $165,000, $240,000, and $218,000, were charged to expense in 1998, 1997, and 1996, respectively. Total pension expense for Company-sponsored plans for 1998, 1997, and 1996 was $20,000, $300,000, and $130,000, respectively.

Pension Plan

   The Company's non-union employees of its Tower Structures segment with locations in Peoria, Illinois and Frankfort, Indiana, are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on years of service and employees' compensation during the last years of employment. Benefits are paid from funds previously provided to trustees. Actuarial assumptions and provisions are reviewed regularly by the Company and its independent actuary to ensure that plan assets will be adequate to provide pension benefits. Plan assets consist primarily of investments in equities, fixed income securities and money market funds.

   Pension expense includes the following components (in thousands):

                                                            1998   1997   1996
                                                            -----  -----  -----
      Service cost--benefits earned during the period...... $ 228  $ 322  $ 237
      Interest on projected benefit obligations............   457    522    415
      Expected return on plan assets.......................  (678)  (560)  (538)
      Net amortization and deferral........................    13     16     16
                                                            -----  -----  -----
        Net pension expense................................ $  20  $ 300  $ 130
                                                            =====  =====  =====

                             ROHN INDUSTRIES, INC.

   The status of the plans at the respective year ends was as follows (in thousands):

                                                            1998   1997   1996
                                                           ------ ------ ------
      Fair market value of plan assets.................... $9,114 $8,473 $6,888
                                                           ====== ====== ======

   The funded status of the plan was as follows:

      Accumulated benefit obligation....................  8,086   6,899   4,894
      Effect of projected future salary increases.......  1,200   1,079   1,633
                                                         ------  ------  ------
      Projected benefit obligation...................... $9,286  $7,978  $6,527
                                                         ======  ======  ======
      Excess (Deficit) of plan assets over projected
       benefit obligations.............................. $ (172) $  495  $  361
      Unrecognized net transitional asset...............     25      31      40
      Unrecognized market (gain) loss...................    295    (323)    350
      Unrecognized prior service costs..................     50      57      67
                                                         ------  ------  ------
      Prepaid pension asset............................. $  198  $  260  $  818
                                                         ======  ======  ======

   The expected long-term rate of return on plan assets was 9.0% for 1998 and 8.0% for 1997 and 1996. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations were 7% and 3%, respectively, in 1998 and 8.0% and 4.0%, respectively, in 1997 and 1996.

Retirement Plan

   The Company has a 401(k) Tax Deferred Savings Plan for the benefit of non-union employees. After one year of continuous service, the Company matches 25% of employee contributions up to 12% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. The matching contribution made by the Company was $176,000 in 1998, $173,000 in 1997 and $163,000 in 1996.

Retiree Benefits

   The Company provides postretirement healthcare benefits to both the union and non-union employees located in Peoria, Illinois. Employees who retire from the Company after reaching the age of 65 are eligible to participate in the postretirement healthcare plan.

   Postretirement benefit expense included the following:

                                                                         1998
                                                                        -------
      Benefits earned during the year.................................. $   149
      Interest cost....................................................     244
      Amortization of transition obligation............................     121
                                                                        -------
      Postretirement benefit expense................................... $   514
                                                                        =======
      Actuarial present value of benefit obligation:
      Retirees......................................................... $ 1,604
      Fully eligible active plan participants..........................      67
      Other active plan participants...................................   2,142
                                                                        -------
      Accumulated benefit obligation................................... $ 3,813
      Unamortized net transition obligation............................  (1,697)
      Unrecognized prior service cost..................................     --
      Unrecognized net gain............................................     --
                                                                        -------
      Accrued postretirement benefit liability......................... $ 2,116
                                                                        =======

                             ROHN INDUSTRIES, INC.

   The discount rate used to determine the accumulated postretirement healthcare benefit obligation was 7% in 1998. The assumed healthcare cost trend rate used to measure the accumulated postretirement benefit obligation was 10.0%, declining to 8% over a period of 9 years and continuing at 5.0% thereafter. A one percentage point increase in the assumed healthcare cost trend would have increased the 1998 accumulated postretirement benefit obligation by $590,000 and postretirement benefit expense by $68,000. A one percentage point decrease in the assumed healthcare cost trend would have reduced the 1998 accumulated postretirement benefit obligation by $527,000 and postretirement benefit expense by $62,000.

   The current portion of non-pension postretirement healthcare benefits included in accrued liabilities was $126,000 at December 31, 1998.

   The Company has reduced in size due to the sale of Leavitt Tube, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc. in 1996, and the closing in 1997 of the Company's former corporate office located in Chicago, Illinois. In 1998, the Company implemented a thorough review of its recorded reserves and discovered that reserves for postretirement benefits other than pensions had not been properly provided for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As of January 1, 1998, the Company had an unfunded accumulated postretirement benefit obligation of $3.5 million and an unamortized net transition obligation of $1.8 million, resulting in an accrual requirement of $1.7 million at the beginning of the year. The Company recorded a charge in 1998 to establish a postretirement benefit liability of approximately $2.2 million as of December 31, 1998. Also, in connection with the Company's thorough review of its recorded reserves, it was determined that there were excess reserves of approximately $2.4 million related to insurance, accounts receivable and other miscellaneous reserves that were not material to the prior year consolidated financial statements. These excess reserves were reversed in 1998. Due to the immateriality of the postretirement benefit charges to the consolidated financial statements of the Company from 1993 through 1997, no restatement has been made.

8. Discontinued Operations

   In 1996, the Company completed the sale of four of its five operating divisions while maintaining ownership of ROHN. The following table summarizes the four divestitures:

                                                                                 ($ in millions)
Date of Sale             Business                            Purchaser             Sales Price
------------             --------                            ---------           ---------------
July 1996............... Unarco Commercial Products Richards Capital Fund, L.P.       $41.0
Aug. 1996............... UNR Leavitt                Chase Brass Industries, Inc.       95.0
Sept. 1996.............. UNR Home Products          Franke, Inc.                       21.4
Dec. 1996............... Real Time Solutions, Inc.  Pinnacle Automation                 4.0

   The sale of these divisions in 1996 resulted in a gain of $21.9 million, net of $14.6 million of taxes, which was recorded in the third quarter of 1996. The final sales prices of these operations were subject to the normal closing adjustments. Total sales of these operations were $157 million for the year ended December 31, 1996.

9. Litigation

   The Company is involved in various pending legal proceedings and claims arising in the normal course of its business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes, after consultation with counsel, that such proceedings and claims, individually or in the aggregate, are not material to either its business, financial condition, or results of operations.

                             ROHN INDUSTRIES, INC.

10. Leases

   The Company leases certain of its facilities and equipment under operating leases or capital leases, as defined by SFAS No. 13. The Company's property under capital leases, which is included in plant and equipment, consists of $2.7 million at December 31, 1998, and $3.1 million at December 31, 1997.

   Future minimum payments for operating leases at December 31, 1998 are $377,000 in 1999, $336,000 in 2000, $312,000 in 2001, $240,000 in 2002,
$119,000 in 2003 and $152,000 thereafter. Rental expense under operating leases was approximately $493,000 in 1998, $469,000 in 1997, and $1,220,000 in
1996.

11. Long-term Borrowings

   Total borrowings of the Company at December 31, 1998 and 1997, consisted of the following (in thousands):

                                                                 1998    1997
                                                                ------- -------
      Mortgage notes payable at 7.5% to 9.5%................... $ 7,651 $ 7,918
      Capital leases...........................................   3,619   4,301
                                                                ------- -------
          Total................................................ $11,270 $12,219
                                                                ======= =======

   Classified in the balance sheet as follows:

      Current portion of long-term liabilities................. $ 1,017 $   948
      Notes and capital leases.................................  10,253  11,271
                                                                ------- -------
          Total................................................ $11,270 $12,219
                                                                ======= =======

   Aggregate annual payments required on secured debt, including capitalized leases, are $1,017,000 in 1999, $1,067,000 in 2000, $821,000 in 2001, $607,000
in 2002, and $7,758,000 thereafter.

12. Stock Option Plans

   The Company had two stock option plans at December 31, 1998, the Key Executives' Stock Option Plan and the 1994 Stock Option Plan.

   The Key Executives' Stock Option Plan was approved by the shareholders of the Company on July 12, 1990. This Plan provides for granting of non-qualified and incentive stock options, and reserves for the issuance of up to 2,500,000 authorized but unissued shares of common stock. Options granted under this Plan were exercisable at a price equal to the fair market value at the date of grant and expired in ten years. At December 31, 1998, 183,000 common shares were available for granting under this plan. At December 31, 1998, 970,000 options were outstanding under this plan.

   The 1994 Stock Option Plan was approved by the shareholders of the Company on November 1, 1994. This Plan provides for granting of non-qualified options and reserves for the issuance of up to 500,000 shares. Outstanding options granted under this Plan are exercisable at a price equal to the fair market value at the date of grant, reduced by the amount of any "Extraordinary Dividend" made after the date of grant, and expire in five years. Each option is exercisable upon the attainment of certain stock price thresholds, adjusted for extraordinary dividends, or fifty-four months, whichever comes earlier. At December 31, 1998, 5,000 common shares were available for granting under this Plan. At December 31, 1998, 50,000 options were outstanding under this plan.

                             ROHN INDUSTRIES, INC.

   Information relating to these plans are summarized below (in thousands except for per share data):

                                                                      Average
                                                            Shares    Option
                                                          Subject to Price Per
                                                           Options     Share
                                                          ---------- ---------
      Outstanding December 31, 1995, adjusted for
       extraordinary dividends...........................     445     $3.288
        Granted..........................................     --         --
        Exercised........................................    (245)     3.084
        Canceled.........................................     --         --
                                                            -----     ------
      Outstanding December 31, 1996, adjusted for
       extraordinary dividends...........................     200     $0.838
        Granted..........................................     210      6.199
        Exercised........................................    (200)     0.838
        Canceled.........................................     --         --
                                                            -----     ------
      Outstanding December 31, 1997, adjusted for
       extraordinary dividends...........................     210     $6.199
        Granted..........................................     950      5.872
        Exercised........................................     --         --
        Canceled.........................................    (140)     5.609
                                                            -----     ------
      Outstanding December 31, 1998, adjusted for
       extraordinary dividends...........................   1,020     $5.976
                                                            =====     ======

13. Stock-Based Compensation Plans

   The Company has two stock option plans, the Key Executives Stock Option Plan ("Executive Plan"), and the 1994 Stock Option Plan ("Option Plan"). The Company accounts for both plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             Twelve Months Ended
                                                              December 31, 1998
      (In thousands, except per share data)                  -------------------
      Net income:
        As reported.........................................       $14,043
        Pro forma...........................................        13,673
      Basic EPS:
        As reported.........................................       $  0.27
        Pro forma...........................................       $  0.26
      Diluted EPS:
        As reported.........................................       $  0.27
        Pro forma...........................................       $  0.26

                             ROHN INDUSTRIES, INC.

                                                             Twelve Months Ended
                                                              December 31, 1997
      (In thousands, except per share data)                  -------------------
      Net income:
        As reported.........................................       $18,919
        Pro forma...........................................        18,854
      Basic EPS:
        As reported.........................................       $  0.36
        Pro forma...........................................       $  0.36
      Diluted EPS:
        As reported.........................................       $  0.36
        Pro forma...........................................       $  0.36
                                                             Twelve Months Ended
                                                              December 31, 1996
      (In thousands, except per share data)                  -------------------
      Net income:
        As reported.........................................       $46,041
        Pro forma...........................................        46,033
      Basic EPS:
        As reported.........................................       $  0.89
        Pro forma...........................................       $  0.88
      Diluted EPS:
        As reported.........................................       $  0.89
        Pro forma...........................................       $  0.88

   As of December 31, 1998, the Company may grant options in respect of 3 million shares in aggregate under the plans. At December 31, 1998, the Company has options outstanding and not yet exercised of 1,020,000 shares under the Key Executives' Stock Option Plan and the 1994 Stock Option Plan. The option plans allow the participants to vest 33.33% per year beginning with the first year and expire in either five or ten years.

   A summary of the status of the Company's option plans for the years December 31, 1996 through December 31, 1998 and changes during the years then ended is presented in the table and narrative below:

                                                          Twelve Months Ended
                                                           December 31, 1998
                                                        -----------------------
                                                        Weighted Average Shares
                                                         Exercise Price  (000)
                                                        ---------------- ------
      Outstanding at beginning of period...............      $6.199        210
        Granted........................................       5.872        950
        Exercised......................................         --         --
        Forfeited......................................         --         --
        Expired........................................         --         --
        Canceled.......................................       5.609       (140)
                                                             ------      -----
      Outstanding at end of period.....................      $5.976      1,020
      Exercisable at end of year.......................      $5.525         70
      Weighted average fair value of
       options granted.................................      $2.681

                             ROHN INDUSTRIES, INC.

                                                           Twelve Months Ended
                                                            December 31, 1997
                                                         -----------------------
                                                         Weighted Average Shares
                                                          Exercise Price  (000)
                                                         ---------------- ------
      Outstanding at beginning of period................      $ .838        200
        Granted.........................................       6.199        210
        Exercised.......................................        .838       (200)
        Forfeited.......................................         --         --
        Expired.........................................         --         --
        Canceled........................................         --         --
                                                              ------       ----
      Outstanding at end of period......................      $6.199        210
      Exercisable at end of year........................         --         --
      Weighted average fair value of options granted....      $2.322
                                                           Twelve Months Ended
                                                            December 31, 1996
                                                         -----------------------
                                                         Weighted Average Shares
                                                          Exercise Price  (000)
                                                         ---------------- ------
      Outstanding at beginning of period................      $3.288(1)     445
        Granted.........................................         --         --
        Exercised.......................................       3.084       (245)
        Forfeited.......................................         --         --
        Expired.........................................         --         --
        Canceled........................................         --         --
                                                              ------       ----
      Outstanding at end of period......................      $ .838(2)     200
      Exercisable at end of year........................      $3.209(2)     200
      Weighted average fair value of
       options granted..................................      $ 0.00

--------
(1) Adjusted for 1995 extraordinary dividends of $2.35.
(2) Adjusted for 1996 extraordinary dividends of $2.40.

   The 1,020,000 options outstanding at December 31, 1998 have an exercise price between $4.375 and $7.75 with a weighted-average exercise price of $5.976 and a weighted average remaining contractual life of 5.87 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 1998: risk-free interest rates of
5.63 percent, expected dividend yield of 1.79 percent, expected life of 10.0 years, and expected volatility of 36.81 percent. The following weighted-average assumptions used for the options granted in 1997 were: risk-free interest rate of 6.45 percent, expected dividend yield of 1.72 percent, expected life of 5.0 years and expected volatility of 37.18 percent. No options were granted in 1996.

14. Restricted Stock Plan

   The Restricted Stock Plan was approved by the shareholders of the Company on July 30, 1992. The Plan provides for the granting of restricted stock to certain key employees and reserves for issuance of 1,000,000 shares of common stock.

   The Company had 388,990 and 242,048 shares of restricted stock outstanding at December 31, 1998 and 1997, respectively. Of the current shares outstanding, 75,000 were awarded to the Company's President and CEO in connection with his employment agreement and 313,990 shares were issued to certain key employees of the

                             ROHN INDUSTRIES, INC.

Company. These shares have the same dividend and voting rights as other common stock. Restricted stock is considered to be currently issued and outstanding. The cost of the restricted stock, determined as the fair market value of the shares at the date of grant, is expensed ratably over a three to five-year vesting period. Such expense amounted to $526,000 in 1998; $1,153,000 in 1997, and $400,000 in 1996.

15. Stockholders' Equity

   On September 24, 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open-market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan. As of December 31, 1998 and 1997, 1,133,565 shares have been purchased, respectively.

   On December 29, 1997, the Company paid a dividend of $0.10 per share to stockholders of record as of the close of business on December 15, 1997.

   On December 23, 1996, the Company paid a dividend of $0.25 per share and an extraordinary dividend of $0.35 per share to stockholders of record as of the close of business on December 16, 1996.

   On September 27, 1996, the Company paid an extraordinary dividend of $2.00 per share to stockholders of record as of the close of business on September 17, 1996.

16. Restructuring

   During the third quarter of 1997, the Company recorded a restructuring charge of $3.4 million related to cost-cutting measures including early retirement costs, work force reductions, and expenses associated with the development and implementation of this program. The provision for the reduction in workforce included severance and other benefits for approximately 25 employees, the majority of whom were based in Peoria, Illinois and Frankfort, Indiana.

   During 1997, cash expenditures of $1.9 million were charged against the reserve. Approximately $1.1 million of expenses were charged against the reserve in 1998. The Company expects to spend the remaining $0.4 million of the restructuring reserve in 1999.

17. Related Party Transactions

   The Company held three notes receivable for a total of $2,300,000 from executive officers of the Company which were paid in full by the executive officers during 1997 by transferring 309,000 shares of common stock to the Company. These notes were related to the 1994 Executive Stock Purchase Plan approved by shareholders of the Company on November 1, 1994. Under the Plan, executive officers purchased 1,650,000 shares of common stock from the Company, at the then fair market value. Shares were paid for in cash in the amount of the par value of the stock and the balance in promissory notes due in three years. The notes were interest free (although interest was imputed for tax purposes), except in the event a participant resigned from the Company, was terminated for cause or, if the stock was sold within three years, the notes would become due and interest at the applicable Federal rate was applied retroactively from the date of the notes. Dividends, net of Federal and state taxes, were applied to the principal of the notes. In 1996, dividends reduced the outstanding balance from $5,525,000 at December 31, 1995 to $2,300,000 at December 31, 1996.

                             ROHN INDUSTRIES, INC.

18. Investment in Corporate Joint Venture

   In December 1997, the Company formed a corporate joint venture with BrasilSat Harald, S.A. ("BrasilSat"), Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. ROHN owns 49 percent of the corporate joint venture, which will operate under the name ROHN BrasilSat, S.A..

   The corporate joint venture is currently constructing production facilities in Curitiba, Brazil, for the manufacture of concrete and lightweight composite equipment shelters and cabinets, tapered steel poles, and self-supporting and guyed towers. The corporate joint venture will also provide complete installation services. As part of the agreement, BrasilSat will become the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, while ROHN has exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

   The Company accounts for the corporate joint venture under the equity method. The investment in ROHN BrasilSat amounted to $3,129,000 at December 31, 1998. There was no investment in ROHN BrasilSat in 1997. The Company has recorded a loss of $540,000 in the accompanying consolidated statements of income, which represents the Company's share of the start-up losses. ROHN BrasilSat started shipping products to customers in late 1998.

19. Business Segment Information

   The Company operates in two business segments: Tower Structures and Enclosures. The segments are managed as strategic business units due to their distinct manufacturing processes and potential end-user application. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort. The Enclosures segment includes a manufacturing plant in Bessemer, Alabama and shares the Tower Structures segment's sales and marketing resources.

   Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note
1. The Company evaluates segment performance based on earnings before interest and taxes. Transfers between segments which are not material in nature, are recorded at cost.

                                      Tower
                                    Structures   Enclosures
                                     Segment      Segment   Elimination  Total
      1998 (in thousands)           ----------   ---------- ----------- --------
      Net sales...................   $111,545     $64,143     $(1,535)  $174,153
      Earnings before interest and
       taxes......................      9,201      15,035         --      24,236
      Depreciation and
       amortization...............      2,508         640         --       3,148
      Capital expenditures (1)....      1,964         319         --       2,283
      Segment assets..............   $ 84,873(2)  $29,319         --    $114,192

                                      Tower
                                    Structures   Enclosures
                                     Segment      Segment   Elimination  Total
      1997 (in thousands)           ----------   ---------- ----------- --------
      Net sales...................   $110,136     $51,025     $(3,029)  $158,132
      Earnings before interest and
       taxes......................     16,790       9,669         --      26,459
      Depreciation and
       amortization...............      2,062         572         --       2,634
      Capital expenditures (1)....      7,627         680         --       8,307
      Segment assets..............   $ 70,158     $40,914     $   --    $111,072


                             ROHN INDUSTRIES, INC.

                                        Tower
                                      Structures Enclosures
                                       Segment    Segment   Elimination  Total
      1996 (in thousands)             ---------- ---------- ----------- --------
      Net sales.....................   $116,297   $39,038      $(901)   $154,434
      Earnings before interest and
       taxes........................     26,169     6,329        --       32,498
      Depreciation and amortization.      1,209       463        --        1,672
      Capital expenditures (1)......     11,064       594        --       11,658
      Segment assets................   $ 68,758   $24,614        --     $ 93,372

--------
(1) Net of asset dispositions and retirements.
(2) Includes equity investment in Brazil of $3,129.

   In 1998, the Tower Structures segment had one customer that accounted for approximately 13% of total segment revenues. The Enclosures segment had four customers that accounted for 65% of total segment revenue with one customer at 35% of total segment revenues, or 13% of consolidated net sales. In 1997, no one customer accounted for more than 10% of the Company's sales. In 1996, the Company had one customer to which it sold towers and shelters that provided approximately 11% of its 1996 sales.

   Revenues and long-lived assets are related to its U.S. operations, except for Mexico, which had revenues of approximately $0.9 million, $0.5 million and $0.1 million for the years ended December 31, 1998, 1997 and 1996, respectively, and long-lived assets of $0.05 million, $0.01 million and $0.00 million as of December 31, 1998, 1997 and 1996, respectively.

20. Export Sales

   Export sales for the years ended December 31, 1998, 1997, and 1996 were $12.1 million, $10.2 million, and $8.0 million, respectively.

21. Commitments and Contingencies

   From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's cost and any potential judgments resulting from such claims and actions would be covered by the Company's product liability insurance, except for deductible limits and self-insured retention. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material effect on the Company's financial position or results of operations.

   The Company employs some materials in its manufacturing processes, including oils and solvents that may be regulated by environmental laws. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to make such expenditures in the future to comply with existing and probable requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

   In some cases, the Company has notified state or federal authorities of a possible need to remedy sites it previously operated. The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In some such cases, the Company has effected settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. At all such sites, costs which may be incurred are difficult to accurately predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

                             ROHN INDUSTRIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


22. Quarterly Results of Operations

Unaudited (In thousands, except per    First  Second   Third  Fourth    Year
share data)                           ------- ------- ------- ------- --------
1998
  Net sales.......................... $41,065 $39,931 $47,541 $45,616 $174,153
  Gross profit.......................  11,329  11,489  10,068  10,146   43,032
  Operating income...................   6,470   6,466   6,106   5,194   24,236
  Income before income taxes.........   6,334   6,306   6,019   4,824   23,483
  Net income......................... $ 3,959 $ 3,831 $ 3,561 $ 2,692 $ 14,043
  Net income per share--basic........ $  0.08 $  0.07 $  0.07 $  0.05 $   0.27
  Net income per share--diluted...... $  0.08 $  0.07 $  0.07 $  0.05 $   0.27
  Market price of common stock:
    High............................. $ 6.250 $ 6.250 $ 4.750 $ 3.500
    Low.............................. $ 4.688 $ 3.750 $ 1.750 $ 1.813

Unaudited (In thousands, except per    First  Second   Third  Fourth    Year
share data)                           ------- ------- ------- ------- --------
1997
  Net sales.......................... $37,748 $38,867 $37,427 $44,090 $158,132
  Gross profit.......................  11,836  12,082   9,735  13,355   47,008
  Operating income...................   7,819   7,651   2,084   8,905   26,459
  Income before income taxes.........   7,640   7,416   1,910  13,104   30,070
  Net income......................... $ 4,740 $ 4,591 $ 1,185 $ 8,403 $ 18,919
  Net income per share--basic........ $  0.09 $  0.09 $  0.02 $  0.16 $   0.36
  Net income per share--diluted...... $  0.09 $  0.09 $  0.02 $  0.16 $   0.36
  Market price of common stock:
    High............................. $ 8.000 $ 7.875 $ 6.875 $ 6.000
    Low.............................. $ 5.875 $ 5.250 $ 4.250 $ 4.438

23. Subsequent Event

   On December 22, 1998, the Company and PiRod Holdings, Inc. ("PiRod"), a privately held company headquartered in Plymouth, Indiana, signed a merger agreement (the "Merger Agreement") that provided that PiRod would be merged with the Company and up to 52.5 percent of the outstanding shares of Company common stock would be converted into the right to receive $3.78 per share in cash. PiRod shares would be converted into a total of approximately 7.9 million shares of Company common stock.

   On March 31, 1999, the Company announced that the continued slowdown in the buildout of wireless telephone systems affected the results of operations of both companies and the amount of financing available for the proposed transaction. As a result, the parties have mutually agreed to terminate the Merger Agreement.

   The Company incurred approximately $1.1 million, net of tax effect, in fees and expenses in connection with the proposed merger. These expenses would have been capitalized in the transaction, but the Company will now be required to recognize them as expenses in the first quarter, resulting in an adverse impact on earnings of approximately $0.02 per share.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of ROHN Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROHN Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
February 19, 1999, except with respect
to the matters discussed in Note 23,
as to which the date is March 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The directors of the Company are as follows:

                                       Principal Occupations for the Last Five
                                                        Years,
                         Director         Other Directorships and Committee
          Name            Since   Age                Assignments
          ----           -------- ---  ---------------------------------------
 Charles M. Brennan III.   1989    57 Chairman and Chief Executive Officer of
                                       MYR Group Inc., an electrical and
                                       telecommunications contracting firm
                                       (October 1989 to present). Other
                                       directorships: MYR Group Inc.; Control
                                       Devices, Inc., a supplier of sensor
                                       controls. Chair of the Company's Audit
                                       Committee and member of the Executive
                                       Committee.

 Darius W. Gaskins, Jr..   1990    59 Co-Founding Partner, Carlisle, Fagan,
                                       Gaskins & Wise Inc., a management
                                       consulting firm (May 1993 to present);
                                       Partner, High Street Associates, a
                                       management and investment firm (June
                                       1991 to present); Chairman, Leaseway
                                       Transportation Corp., a distribution
                                       services provider (December 1994 to
                                       April 1995). Other directorships:
                                       Northwestern Steel and Wire Company, a
                                       producer of steel and wire products;
                                       Sapient Corporation, a software company;
                                       Anacomp Incorporated, a micrographics
                                       supplier. Chair of the Company's
                                       Compensation Committee and member of the
                                       Executive and Audit Committees.

 Gene Locks.............   1989    61 Chairman of the Board of the Company (May
                                       1991 to present); Founding and managing
                                       partner, Greitzer & Locks, attorneys
                                       (1966 to present) . Member of Trustees
                                       Advisory Committee to UNR Asbestos-
                                       Disease Claims Trust (June 1989 to
                                       present). Other directorships: Celotex
                                       Corporation (1997 to present). Member of
                                       the Company's Executive and Compensation
                                       Committees.

 Ruth R. McMullin.......   1990    57 Chair, Trustees of the Eagle-Picher
                                       Personal Injury Settlement Trust
                                       (November 1996 to present); Management
                                       Fellow (faculty member), Yale School of
                                       Management (August 1994 to 1995);
                                       President and Chief Executive Officer,
                                       Harvard Business School Publishing
                                       Corporation (November 1991 to April
                                       1994). Other directorships: Bausch &
                                       Lomb, Inc., a vision care company.
                                       Member of the Company's Executive,
                                       Compensation and Audit Committees.

 Brian B. Pemberton.....   1997    54 President and Chief Executive Officer of
                                       the Company (commencing April 1997 to
                                       present); President, Skycell Services, a
                                       division of American Mobile Satellite
                                       Corporation, a common carrier providing
                                       satellite-based mobile voice and data
                                       services to North America ("AMSC")
                                       (August 1996 to December 1996);
                                       President and Chief Executive Officer,
                                       AMSC (April 1995 to August 1996);
                                       President, AMSC (April 1990 to April
                                       1995). Other directorships: AC Nielsen
                                       Corporation, provider of market
                                       research. Chair of the Company's
                                       Executive Committee.

   The executive officers of the Company are as follows:

        Name         Age                   Experience (Tenure)
        ----         ---                   ------------------
 Brian B. Pemberton.  54 See above.

 David V. LaRusso...  45 Vice President and Chief Financial Officer of the
                          Company (September 1997 to present); President and
                          Chief Executive Officer, Allied HealthCare Products,
                          Inc. (1994-1996); Vice President and Chief Financial
                          Officer, Allied HealthCare Products, Inc. (1988-
                          1996).

 Richard L. Rohn....  54 Vice President--Shelters of the Company (September
                          1997 to present); President Shelter Operations, ROHN
                          Division of UNR Industries, Inc. (1962-1997).

 James R. Cote......  49 Vice President--International and Corporate
                          Development (April 1998 to present); Vice President--
                          Marketing and Sales of the Company (September 1997 to
                          April 1998); Vice President Sales and Marketing, ROHN
                          Division of UNR Industries, Inc. (1993-1997).

 Timothy W. Kirk....  42 Vice President, General Counsel and Secretary of the
                          Company (December 1997 to present); General Counsel,
                          Central Illinois Light Company (1993-1997).

 Craig A. Ahlstrom..  52 Vice President--Sales and Marketing of the Company
                          (April 1998 to present); Channel and Sales Manager,
                          Xantel Corporation (1997-1998); Consulting Manager,
                          Lexmark International (1995-1997); Vice President--
                          Sales and Marketing, Supreme Products (1993-1995).

   All of the executive officers are elected by the Board of Directors of the Company at the Annual Meeting for Stockholders for one-year terms and serve until such time as their respective successors are duly elected and qualified.

Item 11. Executive Compensation.

Summary Compensation Table

   The following table sets forth the total cash and non-cash compensation in each of 1996, 1997 and 1998 received by the Company's Chief Executive Officers serving as such in 1998 and the Company's four other most highly compensated executive officers serving at the end of 1998.

                                                             Long Term
                              Annual Compensation          Compensation
                          ---------------------------- ---------------------
                                                Other
                                               Annual  Restricted Securities
                                               Compen-   Stock    Underlying  All Other
Name and Principal             Salary   Bonus  sation    Awards    Options   Compensation
Position                  Year   ($)     ($)     ($)     ($)(1)     (#)(2)       ($)
------------------        ---- ------- ------- ------- ---------- ---------- ------------
Brian B. Pemberton(3)...  1998 331,250 200,000    --    587,500    450,000       2,500(6)
 President and Chief
 Executive Officer        1997 207,230 200,000    --    750,000    100,000      56,315(7)

Richard Rohn............  1998 183,462 168,000    --    205,625    105,000       2,500(6)
 Vice President--
 Shelters                 1997 174,785  90,000    --    187,500         --       2,375(6)
                          1996 172,046 172,000    --    212,500         --       2,375(6)
                          1995 200,436 172,000    --     22,613         --       2,310(6)

James R. Cote...........  1998 142,508  61,000    --    176,250     90,000       2,500(6)
 Vice President--
 International            1997 134,200  30,000    --         --         --       2,500(6)
 & Corporate Development  1996 171,625  60,392    --     61,250         --       1,989(6)
                          1995 182,280      --    --         --         --       1,924(6)

David V. LaRusso(4).....  1998 163,077  68,000    --    176,250     90,000       1,108(6)
 Vice President and       1997  49,231  20,000    --         --     50,000       5,435(7)
 Chief Financial Officer

Craig A. Ahlstrom(5)....  1998 103,924  52,000    --    174,375     50,000     124,975(8)
 Vice President--Sales &
 Marketing

--------
(1) Restricted Stock Awards are made pursuant to the terms of the ROHN 1992 Restricted Stock Plan. The stock is valued at the closing price of the stock on the NASDAQ Stock Market on the date of the award. On December 31, 1997, Mr. Pemberton held 100,000 shares of restricted stock valued at $515,600, and on December 31, 1998, he held 175,000 shares of restricted stock valued at $601,562. On December 31, 1997, Mr. Rohn held 56,024 shares of restricted stock valued at $288,860, and on December 31, 1998, held 73,990 shares of restricted stock valued at $254,341. During 1997, Messrs. Pemberton and Rohn were awarded 100,000 and 25,000 shares of restricted stock, respectively, and during 1998, they were awarded 100,000 and 35,000 shares, respectively. The shares of restricted stock awarded to Messrs. Pemberton and Rohn in 1997 and 1998 vest 25% per year over a four-year period from the date of the grant. On December 31, 1997, Mr. Cote held 10,000 shares of restricted stock valued at $51,560, and on December 31, 1998, he held 40,000 shares of restricted stock valued at $137,500. During 1996, Mr. Cote was awarded 10,000 shares of restricted stock that will vest 100% in five years. During 1998, Mr. Cote was awarded 30,000 shares of restricted stock that will vest 25% per year over a four-year period from the date of grant. During 1998, Messrs. LaRusso and Ahlstrom were each awarded 30,000 shares of restricted stock which will vest 25% per year over a four-year period from the date of the grant. On December 31, 1998, Messrs. LaRusso and Ahlstrom each held 30,000 shares of restricted stock valued at $103,125. Messrs. Pemberton, Rohn, Cote, LaRusso and Ahlstrom were entitled to receive all dividends on restricted stock held by them.
(2) See "Option Grants in 1997 and 1998" below.
(3) Mr. Pemberton's employment with the Company commenced on April 14, 1997.
(4) Mr. LaRusso's employment with the Company commenced on September 2, 1997.
(5) Mr. Ahlstrom's employment with the Company commenced on April 1, 1998.

(6) The amounts shown constitute the Company's contributions to the 401(k) plan for these employees.
(7) The amounts shown are for relocation expenses incurred by Messrs. Pemberton and LaRusso.
(8) The amount shown is for relocation expenses of $58,271, a relocation bonus of $41,704 and a signing bonus of $25,000 that were negotiated with Mr. Ahlstrom.

Option Grants in 1997 and 1998(1)

                                                                         Potential Realizable
                                          Percent of                     Value ($) at Assumed
                               Number of    Total                        Annual Rates of Stock
                              Securities   Options   Exercise             Price Appreciation
                              Underlying   Granted   or Base             for Option Terms (2)
                                Options   in Fiscal   Price   Expiration ---------------------
Name                     Year Granted (#)    Year      ($)       Date        5%         10%
----                     ---- ----------- ---------- -------- ---------- ---------- ----------
Brian B. Pemberton...... 1998   450,000       47%    $ 5.875   03/11/08  $1,662,628 $4,213,450
                         1997   100,000       48%    $  7.75   04/14/02     214,118    487,393

Richard Rohn............ 1998   105,000       11%    $ 5.875   03/11/08     387,947    983,138
                         1997        --       --          --         --          --         --

James R. Cote........... 1998    90,000        9%    $ 5.875   03/11/08     332,526    842,690
                         1997        --       --          --         --          --         --

David V. LaRusso........ 1998    90,000        9%    $ 5.875   03/11/08     332,526    842,690
                         1997    50,000       24%    $  4.37   09/02/02      60,368    137,413

Craig A. Ahlstrom....... 1998    50,000        5%    $5.8125    4/21/03      80,301    177,445
                         1997        --       --          --         --          --         --

--------
(1) The Company stock option plans are administered by the Compensation Committee of the Board of Directors, which has authority to determine the employees to whom, and the terms at which, options will be granted. Under the terms of the Company's plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.
  The per share option prices are the fair market value of the Company's common stock on the date of the grant less any extraordinary dividends paid after the grant date. The options granted to Mr. Pemberton in 1997 became exercisable twelve months from the date of the grant. All remaining options granted are exercisable at the rate of one-third per year over a three year period. The options granted to Messrs. Pemberton and LaRusso in 1997, and the options granted to Mr. Ahlstrom in 1998, have a term of five years. All other options were granted for a term of ten years. In addition, all options granted become exercisable upon a change of control as defined in the plans.
(2) The amounts shown in these columns are calculated at the 5% and 10% rates set by the SEC and are not intended to forecast future appreciation of the Company's stock price.

Aggregate Option Exercises in Last Two Fiscal Years and Fiscal Year-End Option Values for 1997 and 1998

                                                  Number of Securities      Value of Unexercised
                               Shares             Underlying Options at    In-the-money Options at
                              Acquired  Value        Fiscal Year-End         Fiscal Year-End (1)
                                 on      ($)    ------------------------- -------------------------
Name                     Year Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ---- -------- -------- ----------- ------------- ----------- -------------
Brian B. Pemberton...... 1998      --        --   100,000      450,000         --             --
                         1997      --        --        --      100,000         --             --

Richard Rohn............ 1998      --                  --      105,000         --             --
                         1997  50,000  $267,500        --           --         --             --

James R. Cote........... 1998      --        --        --       90,000         --             --
                         1997      --        --        --           --         --             --

David V. LaRusso........ 1998      --        --    16,667      123,333         --             --
                         1997      --        --        --       50,000         --        $39,300

Craig A. Ahlstrom....... 1998      --        --        --       50,000         --             --
                         1997      --        --        --           --         --             --

--------
(1) On December 31, 1998, the market value of the Company stock was $3.406.

Employment Contracts and Other Agreements

Employment Agreement--Brian B. Pemberton

   Brian B. Pemberton was elected President and Chief Executive Officer of the Company on April 14, 1997. The Company has entered into an employment agreement with Mr. Pemberton which provides for a base salary of $325,000, subject to annual review and adjustment by the Compensation Committee. Mr. Pemberton will be eligible for an annual bonus under the Company's Incentive Bonus Plan which provides a maximum bonus opportunity of 100% of base salary for senior executive officers. In addition, Mr. Pemberton was awarded 100,000 shares of restricted stock under the Restricted Stock Plan and options to purchase an additional 100,000 shares under the Company's Stock Option Plan. Restricted stock will vest at the rate of 25% per year during a four-year period of continuous employment or in the event of death, disability or a change of control of the Company, as provided in the Restricted Stock Plan. Stock options are currently exercisable at the market price of the stock as of April 1, 1997, and expire in April 2002. Mr. Pemberton is covered by the Company's health, disability and life insurance program and other benefits generally provided to the Company executives. Mr. Pemberton's employment may be terminated by either party at any time for any reason, but in the event his employment is terminated by the Company without cause, as defined in the agreement, Mr. Pemberton will be entitled to a severance payment equal to one year's base salary then in effect plus the amount of the target bonus under the Incentive Bonus Plan for the year in which termination occurs.

Change of Control Agreements

   At various times, the Company has entered into Change of Control Agreements ("Control Agreements") with various executive officers. On November 30, 1996, the Company entered into a Control Agreement with James Cote. On September 2, 1997, the Company entered into a Control Agreement with David V. LaRusso. These Control Agreements were for a term of three years, subject to renewal for additional three year terms. On July 24, 1998, the Control Agreement with Mr. LaRusso was terminated.

   A Change of Control includes (i) the acquisition by any person or group acting in concert of beneficial ownership of 50% or more of the Company's outstanding shares, with certain exceptions, (ii) a change in the composition of the Company's Board of Directors in any 24-month or less period such that a majority of the directors serving at the end of the period were not serving at the beginning of the period, unless at the end of the period the majority of the directors in office were nominated upon the recommendation of a majority of the Board at the beginning of the period, or (iii) approval by stockholders of a merger, consolidation or similar transaction (as to which those stockholders immediately prior to such transaction are not the owners of more than 75% of the resulting corporation's outstanding voting stock after such event) or the sale of all or substantially all of the Company's consolidated assets.

   If, during the term of Mr. Cote's Change in Control Agreements, a Change of Control occurs, and within a two year period from the date of such Change of Control, either (i) Mr. Cote's employment with the Company is terminated by the Company other than for cause or on account of his death, permanent disability or retirement, or (ii) Mr. Cote resigns for good reason, then the Company is required to pay to Mr. Cote a severance payment. The severance payment would be equal to one and one-third times base salary for Mr. Cote, for the year in which termination occurs; provided that in no event may the total amount of the severance payment exceed 2.99 times the five year average W-2 income of Mr. Cote. The severance payment is payable in a single lump sum payable within 30 days of the termination of employment or resignation.

   In addition to the severance payment, the Company is required to provide health, disability and life insurance in accordance with the plans maintained by the Company for Mr. Cote for a period of one year from the date of termination of Mr. Cote's employment, provided that health, disability and life insurance benefits cease if Mr. Cote becomes employed during such period and receives similar benefits in connection with such employment.

   During employment and for a period of one year after the termination of employment for any reason, Mr. Cote may not enter into, be connected with, or work for an individual, firm or corporation which is then in substantial competition with the Company in the United States.

Letter Agreements

   On July 24, 1998, the Company entered into letter agreements (the "Letter Agreements") with the following executive officers of the Company: Messrs. David V. LaRusso, Richard L. Rohn, Timothy W. Kirk, Craig A. Ahlstrom and Jay Buehler, former Vice President--Operations of the Company. The Letter Agreements each provide that if the employment of the covered executive officer is terminated by the Company without cause, as defined in the Letter Agreement, prior to July 24, 2001, the terminated executive officer will be entitled to a severance payment equal to one year's base salary then in effect plus the amount of the target bonus under the Incentive Bonus Plan for the year in which termination occurs. Mr. Buehler's employment terminated in November 1998 and the Company made a severance payment of $232,132 to Mr. Buehler.

Indemnification Agreements

   At various times, the Company has entered into Indemnification Agreements ("Indemnification Agreements") with various executive officers and directors (each an "Indemnitee"). On June 20, 1990, the Company entered into an Indemnification Agreement with each of Charles M. Brennan, III, Darius W. Gaskins, Jr. and Ruth McMullin. On November 22, 1995, the Company entered into an Indemnification Agreement with Gene Locks. These Indemnification Agreements provide that the Company shall indemnify, and advance expenses (as defined therein) to, each Indemnitee to the fullest extent permitted by law.

Directors' Compensation

   The Company employees who serve as directors of the Company receive no compensation for such services. Non-employee directors of the Company are paid compensation at an annual rate of $30,000 (the Chairman receives $50,000), payable in quarterly installments. Non-employee directors have the right to receive all or part of their annual compensation in shares of restricted Company common stock. Non-employee directors receive $1,000 for each Board meeting of a committee of the Board which they attend in person or by telephone. Directors are also reimbursed for their out-of-pocket expenses incurred in connection with such meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth information as of March 22, 1999 (except as otherwise indicated) regarding the beneficial ownership of Company common stock by: (i) each person or group that has reported beneficial ownership of more than five percent of the Company common stock outstanding, (ii) the Company's current directors and certain of its current executive officers, and
(iii) all of the Company's current directors and officers as a group.

                                                            Common Stock
                                                     --------------------------
                                                      Amount and
                                                       Nature of
                                                      Beneficial     Percent
Beneficial Owner                                     Ownership (1) of Class (2)
----------------                                     ------------- ------------
Principal Stockholders
UNR Asbestos-Disease Claims Trust (3)...............  29,348,051       55.5%
 100 North Lincolnway
 North Aurora, IL 60542

Portfolio Q Investors, L.P. (4).....................   3,189,000        6.0
 201 Main Street
 Fort Worth, TX 76102

Directors and Executive Officers
Craig Ahlstrom (5)..................................      46,500          *

Charles M. Brennan, III.............................      25,690          *

James R. Cote (5)...................................      70,000          *

Darius W. Gaskins, Jr...............................      57,190          *

David V. LaRusso (5)................................      76,500          *

Gene Locks..........................................      28,650          *

Ruth R. McMullin....................................      46,235          *

Brian B. Pemberton (5)..............................     455,000          *

Richard L. Rohn (5).................................     210,344          *

All directors and officers as a group (10 persons)
 (6)................................................   1,069,409        2.0%

--------
(1) Unless otherwise noted, the persons listed beneficially own all shares set forth opposite their respective names with sole power to vote and dispose of such shares, except Mr. Pemberton (5,000 shares) wherein voting or investment power is shared with others. Mrs. McMullin's total also includes 8,700 shares held by her spouse and 3,325 shares held in a trust.
(2) Percentage ownership is not shown for directors or officers owning less than one percent of the outstanding common stock.
(3) The Trustees of the Trust are John H. Laeri, Jr., Chairman, Michael E. Levine, and David S. Schrager. The Trustees are deemed to share beneficial ownership of the 29,348,051 Trust shares because they collectively possess the power to vote and dispose of the Trust shares on behalf of the Trust, except that the United States Bankruptcy Court for the Northern Division of Illinois must approve sales of Trust shares. Pursuant to a Trust Voting Agreement between the Trust and PiRod, the Trust has granted PiRod the right to vote the Company shares held by the Trust (i) in favor of the Merger and for adoption and approval of the Merger Agreement, (ii) against any action or agreement that would result in a breach in any material respect of any representation, warranty or covenant of the Company in the Merger Agreement, and (iii) against any action or agreement that would impede, interfere with, or delay, postpone or attempt to discourage the Merger. PiRod has disclaimed beneficial ownership of the Company shares held by the Trust.
(4) According to a Schedule 13D filed by Portfolio Q Investors with the SEC on December 23, 1998, it and its affiliates had sole voting and dispositive power over such the Company shares.

(5) Includes 16,500, 30,000, 46,500, 250,000 and 34,650 shares subject to stock options exercisable within 60 days of March 22, 1999 for Messrs. Ahlstrom, Cote, LaRusso, Pemberton and Rohn, respectively, and 405,950 shares subject to stock options exercisable within 60 days of March 22, 1999 for all current directors and executive officers as a group.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company believes that during 1997 and 1998 its executive officers, directors and greater than 10% stockholders have complied with applicable requirements.

Item 13. Certain Relationships and Related Transactions.

   See "Item 11. Executive Compensation--Employment Contracts and other Agreements" above.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a) 1. Financial Statements:

        The information required by this item is included in Item 8 of this Report.

    2. The following financial schedule for the years 1998, 1997 and 1996 is submitted herewith:
        Schedule II--Allowance for Doubtful Accounts.

   3. Exhibits:

   The following list sets forth the exhibits to this Form 10-K as required by
Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the balance are incorporated by this reference to documents previously filed with the Securities and Exchange Commission.

      Number  Description
      ------  -----------
        2     (a) Agreement and Plan of Merger dated as of December 22, 1998, between ROHN Industries, Inc. ("ROHN") and PiRod Holdings, Inc.
              (incorporated by reference to Exhibit 99.1 to ROHN's Current
              Report on Form 8-K filed December 28, 1998).

              (b) Plan of Reorganization (incorporated herein by reference to Exhibit A to ROHN's 1989 first quarter Form 10-Q).

        3     Amended and Restated Certificate of Incorporation of ROHN dated
              December 17, 1997 (incorporated herein by reference to Exhibit A to ROHN's Current Report on Form 8-K filed on December 19, 1997).

        4     (a) Loan Agreement dated March 9, 1998 by and among LaSalle
              National Bank and ROHN (incorporated herein by reference to Exhibit 4 to ROHN's 1997 Annual Report on Form 10-K).

              (b) PiRod Shareholders Voting Agreement among ROHN, the UNR
              Asbestos-Disease Claims Trust and the stockholders of PiRod
              Holdings, Inc., dated December 22, 1998 (incorporated by reference to Exhibit 99.2 to ROHN's Current Report on Form 8-K filed December 28, 1998).


      Number  Description
      ------  -----------
              (c) Stockholders Agreement among ROHN Industries, Inc., the UNR
              Asbestos-Disease Claims Trust, Bain Capital Fund V, L.P., Bain
              Capital Fund V-B, L.P., BCIP Trust Associates, L.P., Bain Capital
              V Mezzanine Fund, L.P., BCM Capital Partners, L.P., BCIP
              Associates, and PH, Inc., dated December 22, 1998 (incorporated herein by reference to Exhibit 14 to Schedule 13D filed on behalf of UNR Asbestos-Disease Claims Trust on December 29, 1998).

       10 (a) UNR Industries, Inc. 1992 Restricted Stock Plan (incorporated herein by reference to Exhibit 10 to 1992 Form 10-K).

              (b) Employment Agreement between the Company and Brian B.
              Pemberton, effective April 14, 1997 (incorporated herein by reference to Exhibit 10 to 1997 first quarter Form 10-Q).

              (c) 1994 Stock Option Plan (incorporated herein by reference to
              Exhibit A to Proxy Statement dated October 11, 1994).

              (d) 1994 Executive Stock Purchase Plan (incorporated herein by reference to Exhibit B to Proxy Statement dated October 11,
              1994).

       10.1   (a) Change of Control Agreement between the Company and James R.
              Cote, dated November 30, 1996.

              (b) Change of Control Agreement between the Company and David V.
              LaRusso, dated September 2, 1997.

              (c) Letter agreement dated July 24, 1998 by David V. LaRusso.

       10.2   Letter agreement dated as of March 27, 1998 between UNR Asbestos-
              Disease Claims Trust, Donaldson, Lufkin & Jenrette Securities
              Corporation and ROHN Industries, Inc. (incorporated herein by reference to Exhibit 11 to Amendment No. 11 to UNR Asbestos-
              Disease Claims Trust's Schedule 13D).

       10.3   (a) Letter agreement dated July 24, 1998 between ROHN Industries,
              Inc. and David V. LaRusso.

              (b) Letter agreement dated July 24, 1998 between ROHN Industries,
              Inc. and Richard L. Rohn.

              (c) Letter agreement dated July 24, 1998 between ROHN Industries,
              Inc. and Timothy W. Kirk.

              (d) Letter agreement dated July 24, 1998 between ROHN Industries,
              Inc. and Craig A. Ahlstrom.

       10.4   (a) Indemnification agreement dated June 20, 1990 between ROHN
              Industries, Inc. and Charles M. Brennan III.

              (b) Indemnification agreement dated June 20, 1990 between ROHN
              Industries, Inc. and Darius W. Gaskins, Jr.

              (c) Indemnification agreement dated June 20, 1990 between ROHN
              Industries, Inc. and Ruth McMullin.

              (d) Indemnification agreement dated November 22, 1995 between
              ROHN Industries, Inc. and Gene Locks.

       10.5   Termination Agreement dated March 30, 1999 between ROHN
              Industries, Inc. and PiRod Holdings, Inc.

       11     Computation can be determined from report.

       23     Consent of Arthur Andersen LLP.

       27     Financial Data Schedule.

   Included in the exhibits listed above are the following exhibits which constitute management contracts or compensatory plans or arrangements:

      1        UNR Industries, Inc. 1992 Restricted Stock Plan.

      2 Employment Agreement between the Company and Brian B. Pemberton, effective April 14, 1997.

      3        1994 Stock Option Plan.

      4        1994 Executive Stock Purchase Plan.

      5        Change of Control Agreement between the Company and David V.
               LaRusso, dated September 2, 1997.

      6        Change of Control Agreement between the Company and James R.
               Cote, dated November 30, 1996.

      7        Letter agreement dated July 24, 1998 between ROHN Industries,
               Inc. and David V. LaRusso.

      8        Letter agreement dated July 24, 1998 between ROHN Industries,
               Inc. and Richard L. Rohn.

      9        Letter agreement dated July 24, 1998 between ROHN Industries,
               Inc. and Timothy W. Kirk.

     10        Letter agreement dated July 24, 1998 between ROHN Industries,
               Inc. and Craig A. Ahlstrom.

     11        Indemnification agreement dated June 20, 1990 between ROHN
               Industries, Inc. and Charles M. Brennan III.

     12        Indemnification agreement dated June 20, 1990 between ROHN
               Industries, Inc. and Darius W. Gaskins, Jr.

     13        Indemnification agreement dated June 20, 1990 between ROHN
               Industries, Inc. and Ruth McMullin.

     14        Indemnification agreement dated November 22, 1995 between ROHN
               Industries, Inc. and Gene Locks.

     (b)       A Form 8-K was filed on December 28, 1998, reporting that the
               Company had entered into an Agreement and Plan of Merger with PiRod Holdings, Inc., pursuant to which PiRod would be merged with the Company.

     (c)       Exhibits--See above.

     (d)       None.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ROHN Industries, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 19, 1999, except with respect to the matters discussed in Note 23, as to which the date is March 31, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Schedule II (Allowance for Doubtful Accounts) included in this report is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 19, 1999

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROHN INDUSTRIES, INC.

                                          /s/ Brian B. Pemberton
                                          _____________________________________
                                          Brian B. Pemberton
                                          Chief Executive Officer, President &
                                          Director

March 31, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ Brian B. Pemberton          Chief Executive Officer,        March 31, 1999
____________________________________  President & Director
         Brian B. Pemberton

      /s/ David V. LaRusso           Vice President & Chief          March 31, 1999
____________________________________  Financial and Accounting
          David V. LaRusso            Officer

     /s/ Charles M. Brennan          Director                        March 31, 1999
____________________________________
         Charles M. Brennan

   /s/ Darius W. Gaskins, Jr.        Director                        March 31, 1999
____________________________________
       Darius W. Gaskins, Jr.

         /s/ Gene Locks              Director, Chairman of the       March 31, 1999
____________________________________  Board
             Gene Locks

      /s/ Ruth R. McMullin           Director                        March 31, 1999
____________________________________
          Ruth R. McMullin


                                  Schedule II

Allowance for Doubtful Accounts (In Thousands)

   Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

                                                        1996      1997    1998
                                                       -------   ------  ------
Balance--beginning of year............................ $ 2,185   $1,136  $1,451
Add (deduct)
  --Provision charged to income.......................     186    1,233      30
  --Bad debts written-off.............................  (1,235)*   (918)   (169)
  --Other (reserve reversal)..........................     --       --     (112)
                                                       -------   ------  ------
Balance--end of year.................................. $ 1,136   $1,451  $1,200
                                                       =======   ======  ======

--------
   * The 1996 bad debts written-off include $1,009 related to the ancillary hot dip galvanizing services, and are not related to the registrant's operations in the telecommunications markets.