Form 10-Q
period 1999-03-31
ROHN INDUSTRIES INC
filed 1999-05-14
CIK 315641

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

( )                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                            FROM           TO
                                 ---------    ----------

                          COMMISSION FILE NUMBER 1-8009

                              ROHN INDUSTRIES, INC.
                                   (DELAWARE)

                              6718 West Plank Road
                             Peoria, Illinois 61604

                  IRS Employer Identification Number 36-3060977

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

                               Yes   X      No
                                   -----       -----

                                                      Outstanding as of
                                                         May 10, 1999
Common Stock $.01 par value.............................  52,811,009

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ROHN INDUSTRIES, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                         ----------------------------
                                                                          March 31,       March 31,
                                                                            1999            1998
                                                                         ------------    ------------
 Net sales                                                                  $ 30,162         $41,065
 Cost of products sold                                                        23,445          29,736
                                                                         ------------    ------------
 Gross profit                                                                  6,717          11,329
 Operating expenses:
      Selling expenses                                                         2,053           2,042
      General and administrative expenses                                      2,491           2,817
                                                                         ------------    ------------
                                                                         ------------    ------------
 Operating income                                                              2,173           6,470
 Interest (income), net                                                         (141)            136
 Other expense                                                                 1,600             ---
                                                                         ------------    ------------
 Income before income taxes                                                      714           6,334
 Income tax provision                                                            225           2,375
                                                                         ------------    ------------
 Net income                                                                    $ 489          $3,959
                                                                         ------------    ------------
                                                                         ------------    ------------

 Earnings per share - basic and diluted                                       $ 0.01          $ 0.08
                                                                         ------------    ------------
                                                                         ------------    ------------

 Weighted average number of shares outstanding
       Basic                                                                  52,814          52,634
                                                                         ------------    ------------
                                                                         ------------    ------------
       Diluted                                                                52,814          52,646
                                                                         ------------    ------------
                                                                         ------------    ------------

The accompanying notes are an integral part of these statements.

                      ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                  ASSETS                                         March 31, 1999         December 31,
                                                                                   (unaudited)              1998
                                                                                 ---------------      -----------------
 CURRENT ASSETS

   Cash and cash equivalents                                                          $  18,824             $   19,690
   Accounts, notes and other receivables, less allowance
      for doubtful accounts of $1,165 in 1999 and $1,200 in 1998                         23,670                 28,588
   Inventories                                                                           27,441                 27,444
   Deferred income taxes                                                                  2,600                  2,600
   Prepaid expenses                                                                         973                  1,794
                                                                                   -------------      -----------------
 TOTAL CURRENT ASSETS                                                                    73,508                 80,116
                                                                                   -------------      -----------------
Fixed assets, net                                                                        26,443                 26,630
Other assets                                                                              5,140                  5,277
Long-term assets of discontinued operations                                               1,869                  2,169
                                                                                   -------------      -----------------
 TOTAL ASSETS                                                                         $ 106,960             $  114,192
                                                                                   -------------      -----------------
                                                                                   -------------      -----------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of long-term liabilities                                          $   1,012             $    1,017
    Accounts payable                                                                      5,801                 11,331
    Accrued liabilities & other                                                          13,867                 14,846
    Customer deposits                                                                       233                    940
    Net liabilities of discontinued operations                                              816                  1,152
                                                                                   -------------      -----------------
 TOTAL CURRENT LIABILITIES                                                               21,729                 29,286
 Long-Term Debt                                                                           9,983                 10,253
Nonpension post retirement benefits                                                       2,074                  2,074
                                                                                   -------------      -----------------
TOTAL LIABILITIES                                                                        33,786                 41,613
                                                                                   -------------      -----------------

 STOCKHOLDERS' EQUITY
    Common Stock                                                                            536                    535
    Capital surplus                                                                      12,993                 13,024
    Retained earnings                                                                    64,992                 64,503
    Treasury stock                                                                       (3,896)                (3,896)
    Unearned portion of restricted stock                                                 (1,451)                (1,587)
                                                                                   -------------      -----------------
TOTAL STOCKHOLDERS' EQUITY                                                               73,174                 72,579
                                                                                   -------------      -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 106,960             $  114,192
                                                                                   -------------      -----------------
                                                                                   -------------      -----------------

The accompanying notes are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       March 31,
                                                                             ------------------------------
                                                                                  1999             1998
                                                                             --------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES

   Net Income                                                                        $ 489         $ 3,959
   Adjustments for noncash items included in net income:
     Depreciation and amortization                                                     857             753
     Operating requirements:
       Accounts receivable decrease                                                  4,918           3,074
       Inventories decrease (increase)                                                   3          (2,705)
       Prepaid expenses decrease (increase)                                            821            (100)
       Accounts payable & accrued expenses (decrease) increase                      (7,216)         (5,583)
       Discontinued operations (decrease)                                             (336)           (630)
                                                                             --------------   -------------
   Net cash (used in) operating activities                                            (464)         (1,232)
                                                                             --------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of plant and equipment, net of retirements                                (670)         (1,345)
   Decrease in other assets                                                            437            (172)
                                                                             --------------   -------------
   Net cash (used in) investing activities                                            (233)         (1,517)
                                                                             --------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES

   Decrease in long-term liabilities                                                  (275)           (241)
   Issuance of common stock                                                            106              83
                                                                             --------------   -------------
     Net cash (used in) financing activities                                          (169)           (158)
                                                                             --------------   -------------

     Net (decrease) in cash and cash equivalents                                      (866)         (2,907)

     Cash & cash equivalents, beginning of period                                   19,690           5,994
                                                                             --------------   -------------
     Cash & cash equivalents, end of period                                        $18,824         $ 3,087
                                                                             --------------   -------------
                                                                             --------------   -------------

     Cash paid during the period for interest                                          232             264
     Cash paid during the period for income taxes                                      ---              92

          The accompanying notes are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)      BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

         ROHN Industries, Inc. ("ROHN" or the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited financial statements included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The financial statements presented herewith reflect all adjustments (including normal and recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-months ended March 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)      REVENUE RECOGNITION

         The Company's products have been manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when the product is shipped. However, the Company recognizes revenue for its Tower Structures segment prior to the time a product is shipped if each of the following conditions are met:

     1. The risks of ownership have passed to the customer;

     2. The customer has a fixed commitment to purchase the goods;

     3. The customer, not the Company, has requested that the shipment of the product be delayed and that the transaction be on a bill and hold basis;

     4. There is a fixed schedule for delivery of the product;

     5. The Company has not retained any specific performance obligations with respect to the product such that the earnings process is not complete;

     6. The ordered product has been segregated from the Company's inventory and is not subject to being used to fill other orders; and

     7. The product is complete and ready for shipment.

The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures also requires that actual payment be received for enclosures that have not been shipped.

(3)       PRINCIPLES OF CONSOLIDATION

          The financial statements include the consolidated accounts of ROHN and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company accounts for its 49% interest in Rohn BrasilSat, a corporate joint venture in Brazil, under the equity method.

(4)       NET INCOME PER SHARE

          Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended March 31, 1999 and 1998, the effect of potentially dilutive stock options was 0 and 12,000, respectively. The Company had additional outstanding stock options of 1,020,000 as of March 31, 1999, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)       INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

                                TOTAL INVENTORIES
                                 (IN THOUSANDS)

                                                      March 31,             December 31,
                                                         1999                    1998
                                                   -----------------     --------------------
                  Finished goods                           $ 12,518             $ 14,514
                  Work-in-process                             7,037                4,650
                  Raw materials                               7,886                8,280
                                                   -----------------     ----------------
                  Total Inventories                        $ 27,441             $ 27,444
                                                   -----------------     ----------------
                                                   -----------------     ----------------

(6)      INVESTMENT IN JOINT VENTURE

         In December 1997, the Company formed a joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. ROHN owns 49 percent of the joint venture, which will operate under the name Rohn BrasilSat S.A.

         The joint venture is currently constructing production facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles , and self-supporting and guyed towers. The joint venture will also provide complete installation services. As part of the joint venture agreement, BrasilSat is the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, while ROHN has exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

         The Company accounts for the joint venture under the equity method. The Company's investment in Rohn BrasilSat amounted to $3.2 million at March 31, 1999. The Company recorded a loss of $540,000 in in the third and fourth quarter of 1998, which represented the Company's share of the start-up losses during the first year of operation. The joint venture had break even results for the first quarter of 1999.

(7)      COMPREHENSIVE INCOME

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

(8)      NEW ACCOUNTING STANDARDS

         In 1999, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not currently engage in these types of transactions.

(9)      BUSINESS SEGMENT INFORMATION

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

         Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note
1. The Company evaluates segment performance based on earnings before interest and taxes. Transfers between segments, which are not material in nature, are recorded at cost.

                                                       Tower
                                                    Structures      Enclosures
For the three months ended March 31,                  Segment         Segment          Total
                                                    ----------     -------------   -------------
1999
----
   Net sales                                          $21,302       $  8,860         $  30,162
   Operating profit                                       234          1,939             2,173
   Depreciation and amortization                          699            158               857
   Segment assets                                     $78,451 (1)   $ 28,509         $ 106,960

1998
----
   Net sales                                          $27,064        $14,001         $  41,065
   Operating profit                                     3,521          2,949             6,470
   Depreciation and amortization                          594            159               753
   Segment assets                                     $67,456        $38,790          $106,246

(1) Includes equity investment in Rohn BrasilSat of $3.2 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months ended March 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         ROHN is a leading manufacturer and installer of wireless infrastructure equipment for the communications industry, including cellular, PCS, radio and television broadcast markets. The Company's products include towers, enclosures/shelters, cabinets, poles and antenna mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

                                                          For the Three Months
                                                             Ended March 31,
                                                        --------------------------
                                                             1999           1998
                                                             ----           ----
Net sales                                                  100.0%          100.0%
Cost of sales                                               77.7            72.4
                                                        --------        --------
Gross profit                                                22.3            27.6
S,G&A Expense                                               15.1            11.8
                                                        --------        --------
Operating income                                             7.2            15.8
Interest (income), net                                       (.5)             .4
Other expense                                                5.3              --
                                                        ---------       --------
Income before income taxes                                   2.4            15.4
Income tax provision                                          .8             5.8
Equity loss of joint venture                                  --              --
                                                        ---------       ----------
Net income from continuing operations                        1.6%            9.6%
                                                        ---------       ----------
                                                        ---------       ----------

FOR THE THREE MONTHS ENDED MARCH 31, 1999

         Net sales for the first quarter ended March 31, 1999 were $30.2 million compared to $41.1 million in the first quarter of 1998, a decrease of 26.6%. The decreases in sales by business segment were as follows:

                                                                                    Dollar             Percentage
For the three months ended March 31,                  1999             1998         Decrease           Decrease
-------------------------------------                -----            -----         --------           --------
Tower Structures                                    $21.3            $27.1             (5.8)            (21.3%)
Enclosures                                            8.9             14.0             (5.1)            (36.7%)
                                                    -----            -----           -------            -------
Total                                               $30.2            $41.1           $(10.9)            (26.6%)
                                                    -----            -----           -------            -------
                                                    -----            -----           -------            -------

         The decrease in sales in the tower structures segment was a continuation of the unfavorable industry dynamics experienced by the Company throughout 1998. Sales activity with the traditional service provider customers remained soft, keeping market demand for our towers at extremely low levels. Compounding this situation, newly emerging "build-to-suit" customers were concentrating on negotiating with the service providers to purchase existing tower sites rather than constructing new towers.

         The decrease in sales in the enclosures segment was primarily due to a reduction in sales volume with a provider of a high-speed broadband fiber optic network which is now nearing completion and with several prominent telecommunication operators affected by the ongoing slowdown in the wireless communication network buildout.

         Based on the same reasons stated above, the Company has continued to experience sales weakness in its tower structures and enclosures segments during the beginning of the second quarter of 1999. However, the Company anticipates stronger sales during the second half of 1999 due to increased international sales activity, as well as the normal seasonality in the business. Nonetheless, the Company expects sales for the 1999 fiscal year to be significantly below 1998 sales levels.

         Gross profit for the first quarter of 1999 was $6.7 million versus $11.3 million in the first quarter of 1998, a decrease of 40.7%. As a percentage of sales, gross profit margin was 22.3% for the current year quarter in comparison to 27.6% for the same period a year ago. The 5.3 percentage point decrease was primarily attributable to a significant decrease in the gross profit margin for the Company's tower products. This gross profit margin deterioration was initially experienced during the second half of 1998 and is due to significant industry-wide pricing pressure. However, on a sequential basis, gross profit margins on manufactured towers appear to have stabilized. In the last 3 quarters, gross profit margins for manufactured towers were 20.2%, 18.2% and 20.9%, respectively.

         Selling, general and administrative ("SG&A") expenses were $4.5 million in the first quarter of 1999 versus $4.9 million in the first quarter of 1998. In comparison to the prior year, SG&A expenses decreased by $0.4 million or by 6.5%. The decrease in operating expenses reflects the continuation of the Company's efforts to reduce operating expenses, while at the same time, not reversing the investments made to enhance customer service and sales related activities.

         Other expense of $1.6 million relates to the fees and expenses in connection with the proposed merger with PiRod Holdings, Inc., which was terminated on March 31, 1999.

         Earnings per share (basic and diluted) in the first quarter of 1999 were $0.01 versus $0.08 in the first quarter of 1998. Earnings for the first quarter were negatively impacted by $0.02 due to the expenses associated with the terminated proposed merger and the Company expects earnings per share for all of 1999 to be significantly lower due to lower sales levels and margin deterioration described above.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth selected information concerning the Company's financial condition:

(Dollars in thousands)                   March 31, 1999        December 31, 1998
----------------------                   --------------        -----------------
Cash                                           $18,824                 $19,690
Working capital                                 51,779                  50,830
Total debt                                      10,995                  11,270
Current ratio                                   3.38:1                  2.73:1

         The Company's working capital was $51.8 million at March 31, 1999 compared to $50.8 million at December 31, 1998, an increase of $1.0 million.

         At March 31, 1999, the Company had long-term indebtedness of $11.0 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

         As a result of lower expected sales and gross margins, the Company expects cash flow from operations to also decrease significantly in 1999. The Company anticipates that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.

INVESTMENT IN JOINT VENTURE

         In December 1997, the Company formed a joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. ROHN owns 49 percent of the joint venture, which will operate under the name Rohn BrasilSat S.A.

         The joint venture is currently constructing production facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles, and self-supporting and guyed towers. The joint venture will also provide complete installation services. As part of the joint venture agreement, BrasilSat is the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, which ROHN has exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

         The Company accounts for the joint venture under the equity method. The investment in ROHN BrasilSat amounted to $3.2 million at March 31, 1999. The Company recorded a loss of $540,000 in the third and fourth quarter of 1998, which represented the Company's share of the start-up losses during the first year of operation. The joint venture had break even results for the first quarter of 1999.

INFLATION

         Inflation has not had a material effect on the Company's business or results of operation.

SEASONALITY

         The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays. Also, it is believed that quarterly fluctuations are due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of the calendar year. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build to suit customers continue.

MARKET RISK SENSITIVITY

         The Company has very limited exposure to market risk sensitivity and any adverse effects would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 1999 or beyond are changes in interest rates and foreign currency exchange rates.

         The Company currently manages its exposure to changes in interest rates by utilizing primarily fixed rate debt. In the future, it is expected that if additional debt is incurred, the Company would manage its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. International operations, which accounted for less than 10% of 1998 net sales, are concentrated principally in Mexico and Brazil. In the future, it is expected that if significant growth is incurred in international operations, the Company would manage its exposure to changes by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company would not enter into contracts for speculative purposes.

YEAR 2000 COMPLIANCE

         Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, the Company's software may recognize a date using "OO" as 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

         The Company's plan for addressing the Y2K issue is divided into three major phases: Business Systems Inventory and Assessment, Redemption and Replacement, and Testing.

         BUSINESS SYSTEMS INVENTORY AND ASSESSMENT - The internal inventory portion of this phase, completed in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. In addition, the Company is in the process of completing the inventory and assessment of its non-information technology systems ("Non-IT"). The remediation and replacement of these systems, which include manufacturing production lines and equipment, heating, ventilation and air conditioning systems and water treatment systems, are included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, are being identified and steps undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, and other available means.

         REMEDIATION AND REPLACEMENT - The Company has developed and is in the process of implementing its remediation and replacement plan for all affected systems including IT and Non-IT systems. This phase is approximately 75% complete. The Company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations were given the highest priority. The Company has prioritized its business systems into "Mission Critical" and "All Other." "Mission Critical" systems are defined as business systems such as Business Planning and Control Process manufacturing, Sales Order Billing and Inventory Control systems, that, if shut down or interrupted, could have a non-material adverse effect on the Company's results of operations, financial condition and cash flows. "All Other" systems are defined as business systems such as Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the Company. The Company is utilizing internal and external resources to execute the plan and has substantially completed all remediation and replacement of "Mission Critical" systems and expects to complete "All Other" systems by the beginning of the fourth quarter 1999. The Company is on schedule to meet these objectives.

         TESTING - This phase is ongoing as systems are remediated and replaced. The Company's efforts in this phase include testing by users and determination by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The Company expects to substantially complete testing of "Mission Critical" systems by third quarter 1999 and "All Other" systems during the fourth quarter of 1999.

         The Company is in the process of surveying its primary and critical raw material, utility and transportation suppliers for Y2K compliance. The Company expects to complete this process by July 15, 1999. The Company will establish contingency plans to obtain the goods and services provided by any vendors determined to be non-compliant at the end of August 1999. Since substantially all of these goods and services are generally viewed as commodities and available from many different sources at comparable prices, the Company has elected not to use independent verification and validation of vendors' Y2K compliance through a third party. The cost of internally conducted surveying process is expected to be approximately $0.1 million in 1999.

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

         The Company is developing contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans may include identifying and securing alternate suppliers of key raw materials, stockpiling of finished component inventories and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined, as additional information becomes available. Because the testing phase is ongoing, the Company has not identified which of the contingency plans will actually be implemented. All contingency plans are expected to be completed by the end of the third quarter in 1999.

         The Company currently estimates that the aggregate cost of its Y2K efforts will be approximately $4.7 million, of which $4.6 million has been incurred to date. These costs, except for capital costs of approximately $4.5 million, are being funded through operating cash flows. The Company expects to incur Y2K costs of approximately $ 0.1 million in 1999.

RECENT DEVELOPMENTS

         The UNR Asbestos-Disease Claims Trust ("the Trust") informed the Company in April 1998, that it had reviewed its investment in ROHN and had decided to seek a sale of its shares, a merger or a like transaction that would involve liquidating its entire investment in the Company, and that the Trust retained Donaldson, Lufkin & Jenrette ("DLJ) to assist in soliciting proposals which might achieve its objective. The Company agreed to pay the transaction fee of the investment banker (one percent of the consideration received, plus debt assumed) and to indemnify the investment banker against certain liabilities if a transaction involving a disposition of all of the common stock of the Company is effected.

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

         On March 31, 1999, the Company announced that the continued slowdown in the buildout of wireless telephone systems affected the results of operations of both companies and the amount of financing available for the proposed transaction. As a result, the parties mutually agreed to terminate the Merger Agreement.

         The Company incurred approximately $1.1 million, net of tax effect, in fees and expenses in connection with the proposed merger. These expenses would have been capitalized in the transaction, but the Company is now required to recognize them as expenses in the first quarter, resulting in an adverse impact on earnings of approximately $0.02 per share.

         The Company and DLJ have re-initiated the process of actively seeking a sale of the Trust's shares, a merger or a like transaction that would involve liquidating the Trust's entire investment in the Company. At this time, it is not possible to determine the outcome or timing of any potential transaction

FORWARD-LOOKING INFORMATION

         Matters discussed in this report contain forward-looking statements which reflect management's current judgment. Statements containing words such as "believes," "expects," "anticipates," or similar expressions are forward-looking statements. Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications and equipment business, and the risk that the Company's analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful.

                           PART II - OTHER INFORMATION

ITEM 5 OTHER INFORMATION

         None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

(A.)     Exhibits

         10.1 Shareholders' Agreement between BrasilSat Harald, S.A. and the Company.

         11.     The computation can be determined from the report.

         27.     Financial data schedule.


(A.)             Reports on Form 8-K

                 None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROHN INDUSTRIES, INC.

Dated:  May 14, 1999               /s/ Brian B. Pemberton
---------------------              ---------------------------------------------
                                   Brian B. Pemberton
                                   President [and principal financial officer]