Form 10-Q
period 1999-06-30
ROHN INDUSTRIES INC
filed 1999-08-11
CIK 315641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

(  )                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                            FROM ____________ TO _______________

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

                                                   Yes X   No
                                                      ---    ---

                                                   Shares Outstanding
                                                  as of August 11, 1999
                                                  ---------------------
Common Stock $.01 par value..............               52,752,259


                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


                      ROHN INDUSTRIES, INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                                             Three Months Ended             Six Months Ended
                                                                         ----------------------------   --------------------------
                                                                          June 30,        June 30,       June 30,       June 30,
                                                                            1999            1998           1999           1998
                                                                         ------------    ------------   -----------    -----------
 Net sales                                                                  $ 29,068        $ 39,931      $ 59,230       $ 80,996
 Cost of products sold                                                        23,706          28,442        47,151         58,178
                                                                         ------------    ------------   -----------    -----------
 Gross profit                                                                  5,362          11,489        12,079         22,818
 Operating expenses:
      Selling expenses                                                         2,072           2,486         4,125          4,528
      General and administrative expenses                                      3,083           2,537         5,574          5,354
                                                                         ------------    ------------   -----------    -----------
 Operating income                                                                207           6,466         2,380         12,936
 Interest expense(income), net                                                   124             160           (17)           296
 Other expense                                                                  ----            ----         1,600           ----
                                                                         ------------    ------------   -----------    -----------
 Income before income taxes                                                       83           6,306           797         12,640
 Income tax provision                                                             25           2,475           250          4,850
 Equity loss of corporate joint venture                                           57               0            57              0
                                                                         ------------    ------------   -----------    -----------
 Net income                                                                 $      1        $  3,831      $    490       $  7,790
                                                                         ------------    ------------   -----------    -----------
                                                                         ------------    ------------   -----------    -----------

 Earnings per share - basic and diluted                                     $   0.00        $   0.07      $   0.01       $   0.15
                                                                         ------------    ------------   -----------    -----------
                                                                         ------------    ------------   -----------    -----------

 Weighted average number of shares outstanding
       Basic                                                                  52,784          52,829        52,798         52,718
                                                                         ------------    ------------   -----------    -----------
                                                                         ------------    ------------   -----------    -----------

       Diluted                                                                52,821          52,840        52,819         52,728
                                                                         ------------    ------------   -----------    -----------
                                                                         ------------    ------------   -----------    -----------

The accompanying notes to the financial statements are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                  ASSETS                                          June 30, 1999           December 31,
                                                                                   (unaudited)                1998
                                                                                  -------------           ------------
CURRENT ASSETS
   Cash and cash equivalents                                                          $  19,642             $  19,690
   Accounts, notes and other receivables, less allowance
      for doubtful accounts of $1,165 in 1999 and $1,200 in 1998                         24,033                28,588
   Inventories                                                                           26,144                27,444
   Deferred income taxes                                                                  2,600                 2,600
   Prepaid expenses                                                                         991                 1,794
                                                                                      ---------             ---------
TOTAL CURRENT ASSETS                                                                     73,410                80,116
                                                                                      ---------             ---------
Property, plant and equipment                                                            49,203                48,025
Less:  accumulated depreciation                                                         (23,076)              (21,395)
                                                                                      ---------             ---------
 TOTAL PROPERTY, PLANT AND EQUIPMENT                                                     26,127                26,630
                                                                                      ---------             ---------

Other assets                                                                              4,933                 5,277
Long-term assets of discontinued operations                                               1,680                 2,169
                                                                                      ---------             ---------
 TOTAL ASSETS                                                                         $ 106,150             $ 114,192
                                                                                      ---------             ---------
                                                                                      ---------             ---------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of long-term liabilities                                            $ 1,030               $ 1,017
    Accounts payable                                                                      5,760                11,331
    Accrued liabilities & other                                                          12,621                14,846
    Customer deposits                                                                        61                   940
    Net liabilities of discontinued operations                                            1,300                 1,152
                                                                                      ---------             ---------
 TOTAL CURRENT LIABILITIES                                                               20,772                29,286
 Long-term debt                                                                           9,707                10,253
 Nonpension post retirement benefits                                                      2,241                 2,074
                                                                                      ---------             ---------
TOTAL LIABILITIES                                                                        32,720                41,613
                                                                                      ---------             ---------

 STOCKHOLDERS' EQUITY
    Common stock                                                                            534                   535
    Capital surplus                                                                      12,793                13,024
    Retained earnings                                                                    64,993                64,503
    Treasury stock                                                                       (3,896)               (3,896)
    Unearned portion of restricted stock                                                   (994)               (1,587)
                                                                                      ---------             ---------
TOTAL STOCKHOLDERS' EQUITY                                                               73,430                72,579
                                                                                      ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 106,150            $  114,192
                                                                                      ---------             ---------
                                                                                      ---------             ---------



The accompanying notes to the financial statements are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                                   June 30,
                                                                                             -----------------------
                                                                                               1999           1998
                                                                                             -------        --------
          CASH FLOW FROM OPERATING ACTIVITIES
             Net income                                                                      $   490        $  7,790
             Adjustments for noncash items included in net income:
               Depreciation and amortization                                                   1,682           1,756
               Operating requirements:
                 Accounts receivable decrease                                                  4,555           5,006
                 Inventories decrease/(increase)                                               1,300            (155)
                 Prepaid expenses decrease                                                       803              92
                 Accounts payable & accrued expenses (decrease)/increase                      (8,674)        (10,216)
                 Discontinued operations increase/(decrease)                                     148            (998)
                                                                                             -------        --------
             Net cash provided by operating activities                                           304           3,275
                                                                                             -------        --------

          CASH FLOW FROM INVESTING ACTIVITIES
             Purchase of plant and equipment, net of retirements                              (1,179)         (2,313)
             Decrease/(increase) in other assets                                                 833            (212)
                                                                                             -------        --------
             Net cash used in investing activities                                              (346)         (2,525)
                                                                                             -------        --------

          CASH FLOW FROM FINANCING ACTIVITIES
             Repayment of borrowings                                                            (533)           (478)
             Increase in long-term liabilities                                                   167             ---
             Cancellation of common stock                                                        360             233
                                                                                             -------        --------
               Net cash used in financing activities                                              (6)           (245)
                                                                                             -------        --------

               Net increase/(decrease) in cash and cash equivalents                              (48)            505

               Cash & cash equivalents, beginning of period                                   19,690           5,994
                                                                                             -------        --------
               Cash & cash equivalents, end of period                                        $19,642        $  6,499
                                                                                             -------        --------
                                                                                             -------        --------
               Cash paid during the period for interest                                          211             249
               Cash paid during the period for income taxes                                      ---           3,201


The accompanying notes to the financial statements are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

         The Company, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited financial statements included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and six month periods ended June 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

          The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures also requires that actual payment be received for enclosures on a bill and hold basis.

(3)       PRINCIPLES OF CONSOLIDATION

          The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries ("ROHN" or the "Company"). All significant inter-company transactions have been eliminated in consolidation. The Company accounts for its 49% interest in ROHN BrasilSat, a corporate joint venture in Brazil, under the equity method.

(4)       NET INCOME PER SHARE

          Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the six months ended June 30, 1999 and 1998, the effect of potentially dilutive stock options was 21,000 and 10,000, respectively. For the three months ended June 30, 1999 and 1998, the effect of potentially dilutive stock options was 37,000 and 11,000, respectively. The Company had additional outstanding stock options of 745,000 as of June 30, 1999, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)       INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.



                                TOTAL INVENTORIES
                                 (IN THOUSANDS)


                                                           June 30,          December 31,
                                                             1999                1998
                                                           --------          ------------
                  Finished goods                           $ 12,827             $ 14,514
                  Work-in-process                             5,754                4,650
                  Raw materials                               7,563                8,280
                                                           --------             --------
                  Total Inventories                        $ 26,144             $ 27,444
                                                           --------             --------
                                                           --------             --------


(6)      INVESTMENT IN JOINT VENTURE

         In December 1997, the Company formed a corporate joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. ROHN owns 49 percent of the corporate joint venture, which operates under the name ROHN BrasilSat, S.A.

         The corporate joint venture is currently constructing production facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles, and self-supporting and guyed towers. The corporate joint venture will also provide complete installation services. As part of the agreement between the parties, ROHN BrasilSat is the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, while ROHN has exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

         The Company accounts for the corporate joint venture under the equity method. The Company's investment in ROHN BrasilSat amounted to $3.2 million at June 30, 1999. The Company recorded a loss of $57,000 in the second quarter of 1999, which represented the Company's share of the operating losses of the entity. The Company recorded a loss of $540,000 in the third and fourth quarter of 1998, which represented the Company's share of the start-up losses during the first year of operation.

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


                                                       Tower
         For the three months ended June 30,        Structures       Enclosures
                                                      Segment         Segment            Total
                                                    ----------       ----------          -----
         1999
         ----

            Net sales                               $21,270          $ 7,798           $ 29,068
            Operating income/(loss)                    (643)             850                207
            Depreciation and amortization               691              134                825
            Segment assets                          $77,666 (1)      $28,484           $106,150

         1998
         ----
            Net sales                               $23,157          $16,774           $ 39,931
            Operating income                          2,904            3,562              6,466
            Depreciation and amortization               839              164              1,003
            Segment assets                          $62,496 (2)      $42,493           $104,989


                                                     Tower
         For the six months ended June 30,        Structures         Enclosures
                                                    Segment            Segment           Total
                                                  ----------         ----------          -------
         1999
         ----
            Net sales                               $42,572           $16,658         $  59,230
            Operating income/(loss)                    (409)            2,789             2,380
            Depreciation and amortization             1,390               292             1,682
            Segment assets                          $77,666 (1)       $28,484          $106,150

         1998
         ----
            Net sales                               $50,221           $30,775            80,996
            Operating income                          6,425             6,511            12,936
            Depreciation and amortization             1,433               323             1,756
            Segment assets                          $62,496 (2)       $42,493          $104,989


         (1) Includes equity investment in ROHN BrasilSat of $3.2 million
         (2) Includes equity investment in ROHN BrasilSat of $214,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months and six months ended June 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in item 1 above and the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         ROHN is a leading manufacturer and installer of wireless infrastructure equipment for the communication's industry including cellular, PCS, radio and television broadcast markets. The Company's products include towers, enclosures/shelters, cabinets, poles and antenna mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.


                                                             For the Three Months                 For the Six Months
                                                                Ended June 30,                       Ended June 30,
                                                            1999              1998              1999             1998
                                                            ----              ----              ----             ----
Net sales                                                  100.0%            100.0%             100.0%           100.0%
Cost of sales                                               81.6              71.2               79.6             71.8
                                                           -----             -----              -----            -----
Gross profit                                                18.4              28.8               20.4             28.2
S,G&A expense                                               17.7              12.6               16.4             12.2
                                                           -----             -----              -----            -----
Operating income                                              .7              16.2                4.0             16.0
Interest expense/(income), net                                .4                .4                (.1)              .4
Other expense                                                0.0               0.0                2.7              0.0
                                                           -----             -----              -----            -----
Income before income taxes                                    .3              15.8                1.4             15.6
Income tax provision                                          .1               6.2                0.4              6.0
Equity loss of corporate joint venture                        .2               0.0                 .1              0.0
                                                           -----             -----              -----            -----
Net income from continuing operations                        0.0%             9.6%               0.9%              9.6%
                                                           -----             -----              -----            -----
                                                           -----             -----              -----            -----



FOR THE THREE MONTHS ENDED JUNE 30, 1999

         Net sales for the second quarter ended June 30, 1999 were $29.1 million compared to $39.9 million in the second quarter of 1998, a decrease of 27.1%. The decreases in sales by business segment were as follows:


                                                                                    Dollar             Percentage
For the three months ended June 30,                   1999             1998         Decrease           Decrease
------------------------------------                 -----            -----         --------           --------
Tower Structures                                    $21.4            $23.6             (2.2)             (9.3%)
Enclosures                                            7.7             16.3             (8.6)            (52.8%)
                                                    -----            -----           ------              ----
Total                                               $29.1            $39.9           $(10.8)            (27.1%)
                                                    -----            -----           ------              ----
                                                    -----            -----           ------              ----



         The decrease in sales in the tower structures segment was primarily the result of a continuation in the softness of the installation and erection of towers within the Company's construction business. The decrease in sales in the enclosures segment was primarily due to a reduction in sales volume to a provider of a high-speed broadband fiber optic network whose buildout is now nearing completion.

         The Company expects sales in the remaining quarters of the year to be stronger than the first two quarters due to normal seasonality in the business and increased international sales activity. Nonetheless, the Company expects sales for the 1999 fiscal year to be significantly below 1998 sales levels.

         Gross profit for the second quarter of 1999 was $5.4 million versus $11.5 million in the second quarter of 1998, a decrease of 53.0%. As a percentage to sales, gross profit margin was 18.4% for the current 1999 quarter in comparison to 28.8% for the same period a year ago. The 10.4 percentage point decrease was mainly attributable to non-recurring charges taken during the quarter and the continuation of significant industry wide pricing pressures in the tower and enclosure markets. The non-recurring charges include a $1 million charge for severance payments relating to a reduction in workforce (of which $250,000 affected gross profit margins), and a $1.5 million charge for excess and obsolete inventory which also affected gross profit margins. Together, these charges had a significant negative impact on gross profit margins. Without these non-recurring charges, the gross profit margin percentage for the second quarter would have been 24.7%. Gross profit margins on manufactured towers, however, continue to increase. In the last 3 quarters, gross profit margins on manufactured towers were 18.2%, 20.9% and 25.8% (exclusive of the non-recurring charges) for the fourth quarter of 1998, first quarter of 1999 and the second quarter of 1999, respectively.

         Selling, general and administrative ("SG&A") expenses were $5.2 million in the second quarter of 1999 versus $5.0 million in the second quarter of 1998. The second quarter of 1999 included a charge of $1 million for severance payments relating to a reduction in workforce of which $750,000 was included in SG&A costs. Without the non-recurring charge for severance payments, SG&A expenses for the second quarter of 1999 would have been $4.4 million. The decrease in operating expenses, exclusive of the non-recurring charge, reflects the continuation of the Company's efforts to reduce operating expenses, while at the same time, not reversing the investments made to enhance customer service and sales related activities.

         Earnings per share (basic and diluted) in the second quarter of 1999 were $0.0 versus $0.07 in the second quarter of 1998. Earnings per share for the second quarter of 1999 were negatively impacted by $0.03 due to the expenses associated with the non-recurring charges taken for the reduction in workforce and excess and obsolete inventory.

FOR THE SIX MONTHS ENDED JUNE 30, 1999

         Net sales for the six months ended June 30, 1999 were $59.2 million compared to $81.0 million, a decrease of 26.9%, from the same period a year ago.

         The decrease in sales is mainly the result of a continued softness in the installation and erection of tower structures within the Company's construction business, and a decrease in sales in the enclosures segment primarily due to a reduction in sales volume to a provider of a high-speed broadband fiber optic network whose buildout is now nearing completion.

         Gross profit for the first six months of 1999 was $12.1 million versus $22.8 million for the same period a year ago. As a percentage of sales, gross profit margin was 20.4% for the first half in comparison to 28.2% for the same period a year ago. The 7.8% drop was primarily due to two factors. The first was continued price competition in the market for the Company's products, and the second was non-recurring charges of $1 million relating to reductions in workforce ($250,000 of which affected gross profit margins) and a $1.5 million charge for excess and obsolete inventory.

         SG&A expenses were $9.7 million in the first six months of 1999 compared to $9.9 million in the first half of 1998. In comparison to the previous year, SG&A expenses decreased $200,000 or 2%. SG&A expense for the first six months of 1999 includes $750,000 of the $1 million charge for severance costs relating to the reduction in workforce. Without this non-recurring charge, SG&A expense for the first six months of 1999 would have been $8.9 million, or a 10% reduction from the previous year.

         Other expense of $1.6 million for the six months ended June 30, 1999 relates to fees and expenses in connection with the proposed merger with PiRod holdings, Inc, which was terminated on March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth selected information concerning the Company's financial condition:


(Dollars in thousands)
                                   June 30, 1999      December 31, 1998
                                   -------------      -----------------
Cash                                  $19,642               $19,690
Working capital                        52,637               50,830
Total debt                             10,737               11,270
Current ratio                          3.53:1               2.73:1


         The Company's working capital was $52.6 million at June 30, 1999 compared to $50.8 million at December 31, 1998, an increase of $1.8 million.

         At June 30, 1999, the Company had long-term indebtedness of $10.7 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

         The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.

INVESTMENT IN JOINT VENTURE

         In December 1997, the Company formed a corporate joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. ROHN owns 49 percent of the corporate joint venture, which operates under the name ROHN BrasilSat, S.A.

         The corporate joint venture is currently constructing production facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles, and self-supporting and guyed towers. The corporate joint venture will also provide complete installation services. As part of the agreement between the parties, BrasilSat is the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, while ROHN has exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

         The Company accounts for the corporate joint venture under the equity method. The Company's investment in ROHN BrasilSat amounted to $3.2 million at June 30, 1999. The Company recorded a loss of $57,000 in the second quarter of 1999 which represented the Company's share of the operating losses of the entity. The Company recorded a loss of $540,000 in the third and fourth quarter of 1998, which represented the Company's share of the start-up losses during the first year of operation.

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

         On March 31, 1999, the Company announced that the continued slowdown in the buildout of wireless telephone systems affected the results of operations of both companies and the amount of financing available for the proposed transaction. As a result, the parties mutually agreed to terminate the Merger Agreement. The Company incurred approximately $1.1 million, net of taxes, in fees and expenses in connection with the proposed merger. These expenses were recognized by the Company in the first quarter of 1999, resulting in an adverse impact on earnings of approximately $0.02 per share.

         In May 1999, the Board of Directors, in discussions with the UNR Asbestos-Disease Claims Trust, concluded not to pursue a sale of the Company or merger of the Company with a strategic partner at such time. The Board announcement also noted that it would continue to examine alternatives that are consistent with the objective of enhancing long-term value for shareholders.

MARKET RISK SENSITIVITY

         The Company has very limited exposure to market rate sensitivity and adverse impacts would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 1999 or beyond are changes in interest rates and foreign currency exchange rates.

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

         The Company surveyed its primary and critical raw material, utility and transportation suppliers for Y2K compliance. The Company completed this process in July 1999. The Company will establish contingency plans to obtain the goods and services provided by any vendors determined to be non-compliant at the end of August 1999. Since substantially all of these goods and services are generally viewed as commodities, and are available from many different sources at comparable prices, the Company has elected not to use independent verification and validation of vendors' Y2K compliance through a third party. The cost of the internally conducted surveying process is expected to be approximately $0.1 million in 1999.

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

         The Company is developing contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans may include identifying and securing alternate suppliers of key raw materials, stockpiling of finished component inventories and other measures considered appropriate by management. Once developed and approved, contingency plans, and the related cost estimates, will be continually refined, as additional information becomes available. Because the testing phase is ongoing, the Company has not identified which of the contingency plans that will be implemented. All contingency plans are expected to be completed by the end of the third quarter in 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         See "Market Risk Sensitivity" under Item 2.



                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

         None.


ITEM 2.       CHANGES IN SECURIITES AND USE OF PROCEEDS

         None.


ITEM 3.       DEFAULTS ON SENIOR SECURITIES

         None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 18, 1999. The following matters were voted upon:

         Proposal 1: Election of Directors. The following nominees were elected to serve as directors of the Company, to serve until the next annual meeting or until their successors are elected and qualified, by the following vote:


             Nominee                           For                  Against             Abstentions       Broker Non-Votes
             -------                           ---                  -------             -----------       ----------------
John H. Laeri, Jr.                          45,803,659             3,837,396                ---                  ---
Michael E. Levine                           45,827,359             3,813,696                ---                  ---
Gene Locks                                  45,823,781             3,817,274                ---                  ---
Brian B. Pemberton                          43,925,025             5,716,030                ---                  ---
Alan Schwarz                                45,837,033             3,804,022                ---                  ---


         Proposal 2: Approval of the 1999 Stock Option Plan. The ROHN Industries, Inc. 1999 Stock Option Plan was approved by the following vote:


                 For                        Against                    Abstentions                    Broker Non-Votes
                 ---                        -------                    -----------                    ----------------
              41,766,312                   7,704,771                     169,972                              ---



ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

      (a)         Exhibits

                  10.1 Amended and Restated ROHN Industries 1994 Non-employee Director Stock Ownership Plan

                  10.2 ROHN Industries, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 21, 1999)

                  11.      The computation can be determined from the report.

                  27.      Financial data schedule.

         (b)      Reports on Form 8-K

                  On May 17, 1999 the Company filed a report on Form 8-K, reporting under Items 5 and 7, disclosing the resignation of the Company's chief financial officer. The Form 8-K also included the Company's press release issued on May 14, 1999 pertaining to the Company's announcement of this event.

                  On May 25, 1999 the Company filed a report on Form 8-K, reporting under Items 5 and 7, disclosing (a) the Company's determination (i) to take actions to reduce costs and streamline operations and (ii) not to seek a sale of the Company or merger with a strategic partner and (b) the resignations of certain officers. The Form 8-K also included the Company's press release issued May 24, 1999 pertaining to the Company's announcement of these events.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              ROHN INDUSTRIES, INC.


DATED:  August 11, 1999    /s/ Lester H. Nelson, III
----------------------------------------------------

                                            Lester H. Nelson, III
                                            Corporate Controller (and Principal
                                            Accounting Officer)