Form 10-Q
period 1999-09-30
ROHN INDUSTRIES INC
filed 1999-11-12
CIK 315641

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 1-8009

ROHN INDUSTRIES, INC.
(Delaware)

6718 West Plank Road
Peoria, Illinois 61604

IRS Employer Identification Number 36-3060977

TELEPHONE NUMBER (309) 697-4400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Shares Outstanding as of November 12, 1999
Common Stock $.01 par value	52,752,259

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROHN Industries, Inc and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 1999	September 30, 1998	September 30, 1999	September 30, 1998
Net sales	$36,855	$47,541	$96,085	$128,537
Cost of products sold	27,214	37,473	74,365	95,651

Gross profit	9,641	10,068	21,720	32,886
Operating expenses:
Selling expenses	1,706	2,102	5,831	6,630
General and administrative expenses	2,617	1,860	8,191	7,214

Operating income	5,318	6,106	7,698	19,042
Interest expense(income), net	(12)	87	(29)	383
Other expense	—	—	1,600	—

Income before income taxes	5,330	6,019	6,127	18,659
Income tax provision	2,000	2,225	2,250	7,075
Equity loss of corporate joint venture	298	233	355	233

Net income	$3,032	$3,561	$3,522	$11,351

Earnings per share—basic and diluted	$0.06	$0.07	$0.07	$0.22

Weighted average number of shares outstanding
Basic	52,752	52,851	52,784	52,758

Diluted	52,964	52,852	52,869	52,765

The accompanying notes to the financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 1999	December 31, 1998
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,552	$19,690
Accounts, notes and other receivables, less allowance for doubtful accounts of $977 in 1999 and $1,694 in 1998	25,256	28,588
Inventories	26,060	27,444
Deferred income taxes	2,600	2,600
Prepaid expenses	981	1,794

TOTAL CURRENT ASSETS	82,449	80,116

Property, plant and equipment	51,555	48,025
Less: accumulated depreciation	(23,935)	(21,395)

TOTAL PROPERTY, PLANT AND EQUIPMENT	27,620	26,630

Other assets	1,529	5,277
Long-term assets of discontinued operations	1,680	2,169

TOTAL ASSETS	$113,278	$114,192

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term liabilities	$1,048	$1,017
Accounts payable	6,929	11,331
Accrued liabilities & other	15,244	14,846
Customer deposits	235	940
Net liabilities of discontinued operations	1,275	1,152

TOTAL CURRENT LIABILITIES	24,731	29,286
Long-term debt	9,423	10,253
Nonpension post retirement benefits	2,533	2,074

TOTAL LIABILITIES	36,687	41,613

STOCKHOLDERS' EQUITY
Common stock	534	535
Capital surplus	12,815	13,024
Retained earnings	68,025	64,503
Treasury stock	(3,896)	(3,896)
Unearned portion of restricted stock	(887)	(1,587)

TOTAL STOCKHOLDERS' EQUITY	76,591	72,579

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,278	$114,192

The accompanying notes to the financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(In thousands)
(unaudited)

	Nine Months Ended September 30,
	1999	1998
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,522	$11,351
Adjustments for noncash items included in net income:
Depreciation and amortization	2,540	2,481
Operating requirements:
Accounts receivable decrease	3,332	1,935
Inventories decrease	1,384	2,145
Prepaid expenses decrease	813	31
Accounts payable & accrued expenses decrease	(4,709)	(11,765)
Discontinued operations increase/(decrease)	123	(2,175)

Net cash provided by operating activities	7,005	4,003

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of plant and equipment, net of retirements	(3,530)	(1,439)
Equity investment decrease/(increase) in joint venture	3,129	(3,340)
Decrease in other assets	1,108	165

Net cash (used in)/provided by investing activities	707	(4,614)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of borrowings	(799)	(712)
Increase in long term liabilities	459	—
Issuance of common stock	490	371

Net cash used in financing activities	150	(341)

Net increase/(decrease) in cash and cash equivalents	7,862	(952)
Cash & cash equivalents, beginning of period	19,690	5,994

Cash & cash equivalents, end of period	$27,552	$5,042

Cash paid during the period for interest	206	753
Cash paid during the period for income taxes	—	5,816

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

    The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and nine month periods ended September 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

(2)  Revenue Recognition

    The Company's products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when the product is shipped. However, the Company recognizes revenue for its Tower Structures segment prior to the time a product is shipped if each of the following conditions are met:

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

(3)  Principles of Consolidation

    The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries ("ROHN" or the "Company"). All significant inter-company transactions have been eliminated in consolidation. The Company accounted for its 49% interest in ROHN BrasilSat, a corporate joint venture in Brazil, under the equity method until its disposition in September 1999.

(4)  Net Income Per Share

    Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the nine months ended September 30, 1999 and 1998, the effect of potentially dilutive stock options was 84,500 and 7,000, respectively. For the three months ended September 30, 1999 and 1998, the effect of potentially dilutive stock options was 211,000 and 1,000, respectively. The Company had additional outstanding stock options of 745,000 as of September 30, 1999, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

Total Inventories
(In Thousands)

	September 30, 1999	December 31, 1998
Finished goods	$12,158	$14,514
Work-in-process	6,230	4,650
Raw materials	7,672	8,280

Total Inventories	$26,060	$27,444

(6)  Investment in Joint Venture

    In December 1997, the Company formed a corporate joint venture, ROHN BrasilSat, S.A. ("ROHN BrasilSat"), with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating its investment, the Company sold its 49% interest in ROHN BrasilSat to its joint venture partner, BrasilSat Harald, S.A.

    ROHN BrasilSat was in the process of constructing production facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles, and self-supporting and guyed towers. ROHN BrasilSat was also to provide complete installation services. As part of the corporate joint venture agreement between the parties, ROHN BrasilSat was the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, while ROHN had exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

    The Company accounted for the corporate joint venture under the equity method. The Company recorded a loss of $298,000 in the third quarter of 1999 arising out of the corporate joint venture, of which $63,000 represented the Company's share of the operating losses of the entity and $235,000 of the loss was related to the sale of the Company's interest in the joint venture. The Company recorded a loss of $233,000 in the third quarter of 1998 arising out of the corporate joint venture, which represented the Company's share of the start-up losses.

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

(9)  Business Segment Information

    The Company operates in two business segments: Tower Structures and Enclosures. The segments are managed as strategic business units due to their distinct manufacturing processes and potential end-user applications. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana. The Enclosures segment includes a manufacturing plant in Bessemer, Alabama.

    Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 1. The Company evaluates segment performance based on earnings before interest and taxes. Transfers between segments, which are not material in nature, are recorded at cost.

	Tower Structures Segment		Enclosures Segment	Total
For the three months ended September 30,
1999
Net sales	$25,478		$11,377	$36,855
Operating income/(loss)	3,445		1,873	5,318
Depreciation and amortization	700		158	858
Segment assets	$81,115		$32,163	$113,278
1998
Net sales	$30,872		$16,669	$47,541
Operating income	2,311		3,795	6,106
Depreciation and amortization	569		156	725
Segment assets	$62,520	(1)	$44,541	$107,061

	Tower Structures Segment		Enclosures Segment	Total
For the nine months ended September 30,
1999
Net sales	$68,051		$28,034	$96,085
Operating income/(loss)	3,036		4,662	7,698
Depreciation and amortization	2,090		450	2,540
Segment assets	$81,115		$32,163	$113,278
1998
Net sales	$81,093		$47,444	$128,537
Operating income	8,735		10,307	19,042
Depreciation and amortization	2,002		479	2,481
Segment assets	$62,520	(1)	$44,541	$107,061

(1)
Includes equity investment in ROHN BrasilSat of $3.3 million

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

    The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months and nine months ended September 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in item 1 above and the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Results of Operations

    ROHN is a leading manufacturer and installer of infrastructure equipment for the communications industry including cellular, PCS, radio and television broadcast markets. The Company's products include towers, enclosures/shelters, cabinets, poles and antenna mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	1999	1998	1999	1998
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	78.8	77.4	74.4

Gross profit	26.2	21.2	22.6	25.6
S,G&A expense	11.7	8.3	14.6	10.8

Operating income	14.5	12.9	8.0	14.8
Interest expense/(income), net	0.0	0.2	0.0	0.3
Other expense	0.0	0.0	1.7	0.0

Income before income taxes	14.5	12.7	6.3	14.5
Income tax provision	5.4	4.7	2.3	5.5
Equity loss of corporate joint venture	0.8	0.5	0.4	0.2

Net income from continuing operations	8.3%	7.5%	3.6%	8.8%

For the Three Months Ended June 30, 1999

    Net sales for the third quarter ended September 30, 1999 were $36.9 million compared to $47.5 million in the third quarter of 1998, a decrease of 22.3%. The decreases in sales by business segment were as follows:

For the Three Months Ended September 30,	1999	1998	Dollar Decrease	Percentage Decrease
Tower Structures	$25.5	$30.8	(5.3)	(17.2)%
Enclosures	11.4	16.7	(5.3)	(31.7)%

Total	$36.9	$47.5	$(10.6)	(22.3)%

    The decrease in sales in the tower structures segment was primarily the result of a continued softness in the demand for installation and erection of towers within the Company's construction business. The decrease in sales in the enclosures segment was primarily due to a reduction in sales volume to a provider of a high-speed broadband fiber optic network whose buildout was completed in 1999.

    The Company expects sales in the fourth quarter of the year to be slightly stronger than the third quarter due to normal seasonality in the business and increased domestic and international sales activity. Nonetheless, the Company expects sales for the 1999 fiscal year to be significantly below 1998 sales levels.

    Gross profit for the third quarter of 1999 was $9.6 million versus $10.1 million in the third quarter of 1998, a decrease of 5.0%. As a percentage to sales, gross profit margin was 26.2% for the current 1999 quarter in comparison to 21.2% for the same period a year ago. The 5 percentage point increase was mainly attributable to more effective expense control, reduced raw material costs and some improvement in pricing.

    Selling, general and administrative ("SG&A") expenses were $4.3 million in the third quarter of 1999 versus $4.0 million in the third quarter of 1998. SG&A expenses increased in the third quarter of 1999 as compared to 1998 due to additional expenses for post retirement health care benefits and fees paid to consultants primarily for MIS issues related to system performance. In addition, expenses for the third quarter of 1998 were lower due to a favorable "true up" of an employee bonus accrual established in 1998 which totaled $465,000.

    Earnings per share (basic and diluted) in the third quarter of 1999 were $0.06 versus $0.07 in the third quarter of 1998.

For the Nine Months Ended September 30, 1999

    Net sales for the nine months ended September 30, 1999 were $96.1 million compared to $128.5 million, a decrease of 25.2%, from the same period a year ago.

    The decrease in sales was mainly the result of a continued softness in the demand for installation and erection of tower structures within the Company's construction business, and a decrease in sales in the enclosures segment primarily due to a reduction in sales volume to a provider of a high-speed broadband fiber optic network whose buildout was completed in 1999.

    Gross profit for the first nine months of 1999 was $21.7 million versus $32.9 million for the same period a year ago. As a percentage of sales, gross profit margin was 22.6% for the first half in comparison to 25.6% for the same period a year ago. The 3% decrease in gross profit margins is primarily the result of non-recurring charges of $1 million relating to reductions in workforce ($250,000 of which affected gross profit margins), a $1.5 million charge for excess and obsolete inventory, and more intense price competition for the Company's products earlier in the year.

    SG&A expenses were $14.0 million in the first nine months of 1999 compared to $13.8 million in the first nine months of 1998. SG&A expense for the first nine months of 1999 includes $750,000 of the $1 million charge for severance costs related to the reduction in workforce taken in the second quarter 1999. Without this non-recurring charge, SG&A expense for the first nine months of 1999 would have been $13.3 million. In addition, expenses for the first nine months of 1998 were lower due to a favorable "true up" of an employee bonus accrual established in 1998 which totaled $465,000.

    Other expense of $1.6 million for the nine months ended September 30, 1999 relates to fees and expenses in connection with the proposed merger with PiRod Holdings, Inc., which was terminated on March 31, 1999.

Liquidity and Capital Resources

    The following table sets forth selected information concerning the Company's financial condition:

	September 30, 1999	December 31, 1998
	(Dollars in thousands)
Cash	$27,552	$19,690
Working capital	57,718	50,830
Total debt	10,471	11,270
Current ratio	3.33:1	2.73:1

    The Company's working capital was $57.7 million at June 30, 1999 compared to $50.8 million at December 31, 1998, an increase of $6.9 million.

    At September 30, 1999, the Company had long-term indebtedness of $10.5 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

    The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company's strong balance sheet allows it substantial financial flexibility.

Investment in Joint Venture

    In December 1997, the Company formed a corporate joint venture, ROHN BrasilSat, with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating its investment, the Company sold its 49% interest in ROHN BrasilSat to its joint venture partner, BrasilSat Harald, S.A.

    ROHN BrasilSat was in the process of constructing production facilities in Curitiba, Brazil for the manufacture of concrete and lightweight composite equipment enclosures, tapered steel poles, and self-supporting and guyed towers. ROHN BrasilSat was also to provide complete installation services. As part of the corporate joint venture agreement between the parties, ROHN BrasilSat was the exclusive distributor for ROHN's self-supporting and guyed towers in Brazil, while ROHN had exclusive rights to distribute BrasilSat brand towers worldwide except in Brazil.

    The Company accounted for the corporate joint venture under the equity method. The Company recorded losses for the first nine months of 1999 of $355,000 arising out of the corporate joint venture, of which $120,000 represented the Company's share of the operating losses of the entity and $235,000 of the loss was related to the sale of the Company's interest in the joint venture. The Company recorded a loss of $233,000 in the first nine months of 1998 arising out of the corporate joint venture, which represented the Company's share of the start-up losses.

Inflation

    Inflation has not had a material effect on the Company's business or results of operation.

Seasonality

    The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays. Also, the Company believes that quarterly fluctuations are due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of the calendar year. It is expected that fluctuations in quarterly results could become more pronounced in the future as customers move to a more centralized purchasing environment and as consolidation continues among wireless communication service providers and build-to-suit customers.

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

    The Company currently manages its exposure to changes in interest rates by utilizing primarily all fixed rate debt. In the future, it is expected that if additional debt is incurred, the Company would manage its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. International operations, which accounted for less than 10% of 1998 net sales, are concentrated principally in Mexico and Central America. In the future, it is expected that if significant growth is incurred in international operations, the Company would manage its exposure to changes by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company would not enter into contracts for speculative purposes.

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

    Business Systems Inventory and Assessment—The internal inventory portion of this phase, completed in 1997, was designed to identify internal business systems that were susceptible to system failure or processing errors as a result of the Y2K issue. In addition, the Company completed in the third quarter of 1999 the inventory and assessment of its non-information technology systems (Non-IT). The remediation and replacement of these systems, which include manufacturing production lines and equipment, heating, ventilation and air conditioning systems and water treatment systems, are included in the remediation and replacement plan discussed below. As part of this phase, significant service providers, vendors, suppliers, customers and governmental entities that are believed to be critical to business operations after January 1, 2000, have been identified and steps have been undertaken to ascertain their stage of Y2K readiness through questionnaires, interviews, and other available means.

    Remediation and Replacement—The Company has developed and has implemented a remediation and replacement plan for all affected systems including IT and Non-IT systems. The Company's plan established priorities for remediation or replacement. The business systems considered most critical to ongoing operations were given the highest priority. The Company prioritized its business systems into "Mission Critical" and "All Other." "Mission Critical" systems were defined as business systems such as Business Planning and Control Process manufacturing, Sales Order Billing and Inventory Control systems, that, if shut down or interrupted, could have a material adverse effect on the Company's results of operations, financial condition and cash flows. "All Other" systems were defined as business systems such as Job Bidding systems that, if shut down or interrupted, may have an adverse impact on the Company. The Company utilized internal and external resources to execute the plan and completed all remediation and replacement of "Mission Critical" and "All Other" systems during 1999.

    Testing—The Company's efforts in this phase included testing by users and determination by appropriate local and Y2K project management that the remediated or replaced systems are Y2K compliant. The Company completed testing of "Mission Critical" systems and "All Other" systems during 1999.

    The Company surveyed its primary and critical raw material, utility and transportation suppliers for Y2K compliance. The Company completed this process in July 1999. The Company has establish contingency plans to obtain the goods and services provided by any vendors determined to be non-compliant. Since substantially all of these goods and services are generally viewed as commodities, and are available from many different sources at comparable prices, the Company has elected not to use independent verification and validation of vendors' Y2K compliance through a third party. The cost of the internally conducted surveying process was approximately $0.1 million in 1999.

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

    The Company is continuing to develop contingency plans to mitigate the potential disruptions that may result from the Y2K issue. These plans include identifying and securing alternate suppliers of key raw materials, stockpiling of finished component inventories and other measures considered appropriate by management. These contingency plans are being continually developed and refined, as additional information becomes available. All contingency plans are expected to be completed by the end of the fourth quarter in 1999.

    The Company currently estimates that the aggregate cost of its Y2K efforts will be approximately $4.7 million, of which $4.7 million has been incurred to date. These costs, except for capital costs of approximately $4.5 million, are being funded through operating cash flows. The Company incurred Y2K costs of approximately $0.1 million in 1999.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURIITES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

ROHN INDUSTRIES, INC.

/s/ LESTER H. NELSON, III
Lester H. Nelson, III Corporate Controller (and Principal Accounting Officer)
Dated: November 12, 1999

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURIITES AND USE OF PROCEEDS
ITEM 3. DEFAULTS ON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

SIGNATURES