Form 10-K
period 1999-12-31
ROHN INDUSTRIES INC
filed 2000-03-30
CIK 315641

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                           COMMISSION FILE NO. 1-8009

                             ROHN INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                       36-3060977
--------------------------------------  ----------------------
       (State of incorporation)            (I.R.S. Employer
                                         Identification No.)

6718 WEST PLANK ROAD, PEORIA, ILLINOIS          61604
   (Address of principal executive            (Zip Code)
               office)

       Registrant's telephone number including area code: (309) 697-4400

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    On March 16, 2000, 52,740,405 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates of the registrant is $96,568,792, based upon the closing price of $4.188 per share on that date. For purposes of this computation, shares held by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2000 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed filed as a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S CURRENT JUDGMENT. MANY FACTORS, SOME OF WHICH ARE DISCUSSED ELSEWHERE IN THIS DOCUMENT, COULD AFFECT THE FUTURE FINANCIAL RESULTS OF THE COMPANY AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT. THESE FACTORS INCLUDE OPERATING, LEGAL AND REGULATORY RISKS, ECONOMIC, POLITICAL AND COMPETITIVE FORCES AFFECTING THE TELECOMMUNICATIONS AND EQUIPMENT BUSINESS, AND THE RISK THAT THE COMPANY'S ANALYSES OF THESE RISKS AND FORCES COULD BE INCORRECT OR THAT THE STRATEGIES DEVELOPED TO ADDRESS THEM COULD BE UNSUCCESSFUL. ADDITIONAL INFORMATION CONCERNING FACTORS THAT COULD CAUSE ACTUAL RESULTS TO MATERIALLY DIFFER FROM THOSE IN THE FORWARD-LOOKING STATEMENTS IS CONTAINED IN EXHIBIT 99.1 TO THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

ITEM 1. BUSINESS.

GENERAL

    ROHN Industries, Inc., formerly known as UNR Industries, Inc., ("ROHN" or the "Company"), is a leading manufacturer and installer of infrastructure products for the communications industry, including cellular, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures and equipment enclosures. Although the Company has been expanding its international business, it is primarily a domestic manufacturer, and descriptions of market conditions relate to the domestic market. From 1995 to 1997, the Company's growth was primarily due to the growth of domestic wireless communications systems, and the introduction and growth of its equipment enclosures product line. While U.S. wireless capital expenditures continued at an accelerated pace from late 1997 through the first half of 1999, these expenditures were increasingly made in technological system improvements rather than for additional cell site development. In addition, the development of a new build-to-suit tower industry, along with local zoning requirements, encouraged increased emphasis on co-location of existing and new cell sites, further decreasing the total number of cell sites developed. These were significant factors in the decreased revenues experienced by the Company during 1999. The Company believes it should benefit from the continued build-out of wireless communication systems as capacity requirements increase with the growth in both wireless voice and data communications, along with the growth of infrastructure to support the Internet through wireless and fiber optic transmission. It is anticipated that additional growth will be realized from the build-to-suit industry, which erects and leases towers and shelters to wireless carriers. Participants in this relatively new industry have acquired well over 20,000 towers from existing carriers, and anticipate constructing a significant portion of the new towers expected to be built in the near future. These new towers are expected to be significantly larger than towers that have been built in previous years, but their capacity to hold more than one carrier, and in many cases seven or eight carriers, will result in less tower density in areas of high communication traffic.

    The Company's key products consist of self-supporting and guyed (cable-supported) towers, equipment enclosures, steel and concrete poles, concrete and fiberglass equipment enclosures, equipment cabinets, antenna mounts and installation services. The Company also manufactures steel agricultural products.

    The Company was organized as a Delaware corporation in 1979. In 1982, the Company filed a voluntarily petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to a Plan of Reorganization accepted by the Company's creditors and stockholders and confirmed by the Bankruptcy Court in 1989, the Company issued 42,404,847 shares of common stock to the UNR Asbestos-Disease Claims Trust and unsecured creditors in full discharge of all claims. The trust currently owns 29,348,051 shares of common stock representing approximately 55% of the Company's currently outstanding shares of common stock. In March 1997, the Company moved its principal executive offices from Chicago, Illinois to Peoria, Illinois, and in December 1997, the Company changed its name to ROHN Industries, Inc. The Company currently maintains its executive offices and main tower manufacturing facility at 6718 West Plank Road, Peoria, Illinois 61604.

TELECOMMUNICATIONS EQUIPMENT MARKET

    The use of wireless telephones in the United States has shown rapid growth in recent years, from about five million subscribers in 1990 to over 75 million at the end of 1999. The number of cell sites has risen from about 6,000 in 1990 to over 85,000 today and is expected to grow by as many as 34,000 in the next year. While co-located and rooftop cells sites will make up many of these new cell sites, the remainder are expected to require a tower or pole and equipment enclosure. Co-located and rooftop sites will require mounts and equipment enclosures.

    Competition among wireless carriers is becoming increasingly intense, lowering the average cost per minute for a wireless call to the point where a wireless phone may become an economic alternative to a wireline phone. This cost reduction may serve to further enhance the growth of wireless subscribers. In addition, other new technologies such as broadband wireless provide opportunities to serve the rapid growth of internet services by providing "last mile" links from fiber-optic hubs to office buildings. New technologies are continually being introduced to use available wireless spectrum as an alternative to traditional copper wire. These new technologies often require the use of towers, poles, mounts and equipment enclosures such as those manufactured by the Company.

    Radio and Television broadcast is another market served by the Company. Recent changes in FCC regulation and the introduction of high definition television (HDTV) should provide additional opportunities for the Company, as new antenna support structures may be required to support these new broadcasting technologies. In November 1999, the Company announced the execution of a contract with Central Missouri State University to construct a 2,000-foot HDTV tower. This contract represents the Company's first entry into the ultra high tower market as a result of the Company's commitment to the expanding tall tower industry. The Company has enhanced its engineering, manufacturing and installation capabilities to enable it to expand its sales in this market segment.

    ROHN is also an active participant in the fiber optic network industry, supplying shelters and site installation services to several of the major fiber optic carriers in the United States. In 1999, the Company announced a major contract to supply Peter Kiewit, Inc. with over 700 shelters during 1999 and 2000. As Internet usage results in increased demand for data-carrying capacity over fiber optic lines, ROHN shelters will continue to provide secure housing for valuable transmission equipment located in remote sites around the country.

    The Company also plans to continue to develop overseas markets through its United States customers and through the establishment of strategic partnerships, such as the relationship with Radiotronica announced in September 1999. See "--International."

PRODUCTS

    TOWER STRUCTURES. The Company manufactures many configurations of towers, ranging from a 2,000-foot high tower to small antenna mounts. The Company's principal tower product is the tubular self-supporting tower ranging in heights up to 900 feet. The Company's towers are used across the world for television broadcast, AM/FM radio broadcast, microwave, cellular telephone, PCS, radar, surveillance camera mounts, solar power stations and weather stations. Included within the Tower Structures segment are steel and concrete poles, generally used where space is too limited to erect a tower, as is often the case in urban areas, and antenna mounts that are hot-dipped galvanized to prevent corrosion. Antenna mounts range from non-penetrating roof mounts that spread the balanced weight of an antenna over a large area to mounts that concentrate weight for compact installation. The Company also provides tower mounts, wall mounts for corners or flat walls, square pole mounts, and standard roof mounts for flat or sloped roofs. Approximately 71%, 63% and 68% of the Company's revenues were attributable to sales in the Tower Structures segment for years 1999, 1998 and 1997, respectively.

    ENCLOSURES. Secure housing of highly valuable electronic components and power systems is a major concern for communications companies. The Company's concrete enclosures are made of lightweight concrete with steel reinforcements for added strength. The Company's fiberglass enclosures are made of laminated fiberglass and are lightweight, portable, strong and secure. The Company also markets a non-combustible enclosure for rooftop applications, manufactured with a steel frame to meet strict fire codes. Equipment cabinets, made of lightweight concrete or molded fiberglass for water and rust resistance, are designed as maintenance-free structures for compact equipment installations. The

Enclosures segment accounted for approximately 29%, 37% and 32% of the Company's revenues for years 1999, 1998 and 1997, respectively. Concrete structures represent the largest part of the Company's Enclosures segment, generating more than 79% of Enclosures segment revenues for years 1999, 1998 and 1997.

    See Note 19 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's business segments.

PATENTS AND TRADEMARKS

    The Company has a number of patents and trademarks, none of which are considered material to its operations.

SEASONALITY OF BUSINESS

    The operations of the Company are generally not subject to seasonal fluctuations. However, in the past, the Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays.

    The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. It is believed that this quarterly fluctuation is due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of the calendar year. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continue.

    The Company's working capital requirements do not vary significantly from period to period.

INTERNATIONAL

    Foreign sales accounted for approximately $22.1 million, $12.1 million and $10.2 million of the Company's revenues for years 1999, 1998 and 1997, respectively. The Company has sold towers and other equipment in more than 55 countries and currently operates a sales and construction office in Mexico City. In December 1997, the Company entered into an agreement with BrasilSat Harald S.A. ("BrasilSat") of Curitiba, Brazil to form a corporate joint venture to serve the telecommunications infrastructure industry in Brazil and South America. The corporate joint venture began production of enclosures in late 1998. The corporate joint venture's operations were adversely affected by the Brazilian economy in 1998 and early 1999. In September 1999, the Company sold its interest in the joint venture to its joint venture partner BrasilSat. The Company plans to develop other foreign markets through its United States customers, who are investing in telecommunications on a global basis, and through the continued establishment of partnerships and facilities in key developing countries.

    In September 1999, the Company announced a joint marketing agreement with Radiotronica, S.A., a Spanish multi-national firm which is one of the world's largest turnkey telecommunications providers. Radiotronica currently operates in Spain, Portugal, Morocco, and Latin America, where it has subsidiaries in Argentina, Brazil, Chile, Columbia and Peru. As part of the agreement, the Company and Radiotronica will cooperate in the development and construction of the wireless telecommunications infrastructure in Latin America. The agreement provides for a unified marketing and sales structure.

    Substantially all of the Company's foreign sales are negotiated, invoiced and paid in United States dollars. Accordingly, although changes in exchange rates do not affect the Company's revenue, they can influence the willingness of customers to purchase the Company's products. Adverse effects from economic instability similar to those experienced by BrasilSat in 1998 and early 1999 may have an adverse effect on the Company's foreign sales.

    See Note 18 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information.

CUSTOMERS AND BACKLOG

    The Company markets its products worldwide, through a variety of marketing channels with different customer focuses. Domestically, the Company has 10 direct salespeople.

    For international sales efforts, the Company employs two salespeople who concentrate on Mexico and Latin America. In addition, the Company utilizes two key distributors and a variety of agents to cover the remainder of the world.

    The Company's backlog was approximately $93.0 million, $29.0 million and $52.4 million at December 31, 1999, 1998 and 1997, respectively. The 1999 backlog includes a $40 million contract with the State of Pennsylvania for a statewide radio communications project. It is anticipated that this turnkey project will be substantially completed by the end of 2000. In 1999, one customer accounted for approximately 11% of the Company's net sales. In 1998, one customer accounted for approximately 13% of the Company's net sales. No customer accounted for more than 10% of the Company's sales in 1997.

COMPETITION

    The telecommunications infrastructure industry is highly competitive. The Company faces substantial competition in both the Tower Structures and Enclosures segments of its business from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than the Company. The Company's competitors can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics and to improve customer service. Competitive pressures caused an erosion in operating margins in 1998 and early 1999, and competitive pressures could necessitate further price reductions, adversely affecting operating results in the future. The Company believes that it has certain competitive advantages over its competitors, such as its broad engineering flexibility and capability, its historic customer relationships, its international relationships, its ability to retain a skilled workforce, and its purchasing volume for raw materials. The Company can not be certain that it will be able to maintain the competitive advantages it currently enjoys.

RAW MATERIALS

    The primary raw materials used by the Company to produce its products are steel, zinc and concrete. These materials are currently readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and does not anticipate a shortage of raw materials. The Company's ability to continue to acquire steel, zinc and concrete on favorable terms, however, may be adversely affected by factors beyond its control. Because steel, zinc and concrete constitute a significant portion of the Company's cost of goods sold, any increase in price of such materials could have a material adverse impact on the Company's gross profit margin.

EMPLOYEES

    As of December 31, 1999, the Company employed 654 people. Collective bargaining agreements cover 322 employees at its facilities in Peoria and Frankfort. The Company's union employees are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. The Company considers its relations with its employees to be good.

    The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales, marketing, customer support, finance and manufacturing personnel. The loss of certain personnel could have a material adverse effect on the Company and its operations. The Company cannot be certain that these personnel will continue to be available to the Company. In addition, the Company believes that its success depends on its ability to attract additional qualified employees and that the failure to do so could have a material adverse effect on the Company and its operations.

ENVIRONMENTAL MATTERS

    The Company employs some materials in its manufacturing processes, including oils and solvents that are regulated by environmental laws. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to continue to make such expenditures to comply with existing and future requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Company has notified state or federal authorities of a possible need to remedy sites it previously operated. The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In several such cases, the Company has entered into settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

ITEM 2. PROPERTIES.

    The Company has 847,000 square feet of manufacturing facilities located in Peoria, Illinois, Bessemer, Alabama and Frankfort, Indiana. The Company's headquarters are located in Peoria, Illinois. The Frankfort, Indiana facility is subject to a mortgage in the amount of $5.2 million. The Bessemer, Alabama facility is subject to a mortgage in the amount of $2.1 million and a capital lease in the amount of $2.0 million. Listed below are the manufacturing facilities operated by the Company:

                                     OWNED/        SQUARE
LOCATION                             LEASED       FOOTAGE          PRINCIPAL APPLICATION SERVED
--------                         --------------   --------   ----------------------------------------
Peoria, IL.....................  Owned            417,000    Tower manufacturing, galvanizing
Bessemer, AL...................  Owned/Leased     250,000    Enclosure manufacturing
Frankfort, IN..................  Owned            180,000    Tower, mounts, and agricultural product
                                                             manufacturing

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in various pending legal proceedings and claims arising in the ordinary course of business, as well as claims arising from the Company's disposition of certain Divisions in 1996. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes, after consultation with legal counsel, that such proceedings and claims, individually or in the aggregate, are not material to any of its business, financial condition, or results of operations. See "Business--Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                           OFFICER
NAME OF EXECUTIVE OFFICER   SINCE       AGE        PRESENT POSITION AND FIVE YEAR BUSINESS EXPERIENCE
-------------------------  --------   --------   ------------------------------------------------------
Brian B. Pemberton           1997        55      President and Chief Executive Officer of ROHN
                                                 Industries, Inc. (commencing April 14, 1997);
                                                 President, Skycell Services, a division of American
                                                 Mobile Satellite Corporation, a common carrier
                                                 providing satellite-based mobile voice and data
                                                 services to North America ("AMSC")(August 1996 to
                                                 December 1996); President and Chief Executive Officer,
                                                 AMSC (April 1995 to August 1996).

James R. Cote                1993        50      Vice President--Sales and Marketing of ROHN
                                                 Industries, Inc. (June 1999 to present); Vice
                                                 President--International and Corporate Development
                                                 (April 1998 to June 1999); Vice-President--Sales and
                                                 Marketing (September 1997 to April 1998);
                                                 Vice-President Sales and Marketing, ROHN Division of
                                                 UNR Industries, Inc. (1994-1997).

Daniel J. Pallat             2000        62      Chief Financial Officer of ROHN Industries, Inc.
                                                 (commencing January 19, 2000); Partner, Tatum CFO
                                                 Partners, LLP (a partnership of career chief financial
                                                 officers) (January 2000 to present); Chief Financial
                                                 Officer, American Citrus Products Corporation
                                                 (December 1986 to August 1999).

Richard L. Rohn (1)          1962        55      Vice-President--Equipment Enclosures of ROHN
                                                 Industries, Inc. (September 1997 to March 2000);
                                                 President Enclosure Operations, ROHN Division of UNR
                                                 Industries, Inc. (1962--1997).

------------------------

(1) On January 19, 2000, the Company announced the retirement of Richard L. Rohn, effective March 6, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is quoted on the Nasdaq National Market. Its trading symbol is ROHN. The following table sets forth, for the periods indicated, the high and low bid quotations on the Nasdaq National Market as reported by Dow Jones:

                                                                                 DIVIDENDS
                                                        HIGH           LOW       PER SHARE
                                                     -----------   -----------   ---------
1998
  First Quarter....................................    6 1/4        4 11/16             --
  Second Quarter...................................    6 1/4        3 3/4               --
  Third Quarter....................................    4 3/4        1 3/4               --
  Fourth Quarter...................................    3 1/2        1 13/16             --

1999
  First Quarter....................................    3 5/8        1 7/8               --
  Second Quarter...................................    2 7/32       1 1/16              --
  Third Quarter....................................    2 1/4        1 7/32              --
  Fourth Quarter...................................    4 5/16       1 29/32             --

2000
  First Quarter (through March 16).................    6 7/32       2 11/16             --

    As of March 16, 2000, the Company had 2,608 registered holders of record of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

(IN THOUSANDS, EXCEPT PER SHARE DATA)      1999        1998        1997        1996        1995
-------------------------------------    ---------   ---------   ---------   ---------   ---------
FIVE YEAR SUMMARY OF OPERATIONS

Net sales..............................  $141,896    $174,153    $158,132    $154,434    $142,216
Cost of products sold..................   109,055     131,121     111,124     106,847      98,996
                                         --------    --------    --------    --------    --------
Gross profit...........................    32,841      43,032      47,008      47,587      43,220
                                         --------    --------    --------    --------    --------
Operating income.......................    13,578      24,236      26,459      32,498      29,862
                                         --------    --------    --------    --------    --------
Interest income(expense), net..........       117        (753)       (477)        884       1,839
Other income(expense)..................    (1,600)         --       4,088          --          --
                                         --------    --------    --------    --------    --------
Income from continuing operations
  before income taxes..................    12,095      23,483      30,070      33,382      31,701
Income tax provision...................     4,500       8,900      11,151      13,100      12,700
Equity loss of corporate joint
  venture..............................       355         540          --          --          --
                                         --------    --------    --------    --------    --------
Income from continuing operations......     7,240      14,043      18,919      20,282      19,001
Discontinued operations--
  Income from operations, net of tax...        --          --          --       3,859      10,275
  Gain on dispositions, net of tax.....        --          --          --      21,900          --
                                         --------    --------    --------    --------    --------
Net Income.............................  $  7,240    $ 14,043    $ 18,919    $ 46,041    $ 29,276
                                         --------    --------    --------    --------    --------
Net income per share--basic
Continuing operations..................  $   0.14    $   0.27    $   0.36    $   0.39    $   0.37
Discontinued operations--
  Income from operations...............        --          --          --        0.08        0.20
  Gain on dispositions.................        --          --          --        0.42          --
                                         --------    --------    --------    --------    --------
Net income per share--basic............  $   0.14    $   0.27    $   0.36    $   0.89    $   0.57
                                         --------    --------    --------    --------    --------

(IN THOUSANDS, EXCEPT PER SHARE DATA)      1999        1998        1997        1996        1995
-------------------------------------    ---------   ---------   ---------   ---------   ---------
Net Income per share--diluted
Continuing operations..................  $   0.14    $   0.27    $   0.36    $   0.39    $   0.37
Discontinued operations--
  Income from operations...............        --          --          --        0.08        0.20
  Gain on dispositions.................        --          --          --        0.42          --
                                         --------    --------    --------    --------    --------
Net income per share--diluted..........  $   0.14    $   0.27    $   0.36    $   0.89    $   0.57
                                         --------    --------    --------    --------    --------
Dividends declared per common share....  $     --    $     --    $   0.10    $   2.60    $   2.55
Weighted average common shares
  outstanding--Basic...................    52,575      52,774      52,475      52,383      51,813
Weighted average common shares and
  equivalent shares
  outstanding--Diluted.................    52,921      52,779      52,558      52,566      52,056

FIVE-YEAR SUMMARY OF FINANCIAL DATA

Total assets...........................  $121,848    $114,192    $111,072    $ 93,372    $161,226
Stockholders' equity...................    80,416      72,579      58,042      42,511     127,764
Dividends declared.....................        --          --       5,245     136,368     132,274
Return on assets.......................       5.9%       12.3%       17.0%       49.3%       18.2%
Return on stockholders' equity.........       9.0%       19.3%       32.6%      108.3%       22.9%
Capital expenditures...................     3,881       2,283       8,307      11,658       2,303
Depreciation...........................     3,421       3,148       2,634       1,672       1,433
Long-term liabilities..................    11,464      12,327      11,271      12,191       4,671

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three years ended December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

    The Company is a leading manufacturer and installer of infrastructure products for the communications industry, including cellular, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures and enclosures.

    The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

FOR THE YEARS ENDED DECEMBER 31,                                1999       1998       1997
--------------------------------                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    76.9       75.3       70.3
                                                               -----      -----      -----
Gross profit................................................    23.1       24.7       29.7
Selling, general and administrative expense.................    13.5       10.8       10.8
Restructuring expense.......................................      --         --        2.2
                                                               -----      -----      -----
Total operating expenses....................................    13.5       10.8       13.0
                                                               -----      -----      -----
Operating income............................................     9.6       13.9       16.7
Interest income/(expense), net..............................     0.1        (.4)       (.3)
Other income/(expense)......................................    (1.1)        --        2.6
                                                               -----      -----      -----
Income before income taxes..................................     8.6       13.5       19.0
Income tax provision........................................     3.2        5.1        7.0
Equity loss of joint venture................................      .3         .3         --
                                                               -----      -----      -----
Income from continuing operations...........................     5.1%       8.1%      12.0%
                                                               =====      =====      =====

1999 COMPARED TO 1998

    Net sales for 1999 were $141.9 million compared to $174.2 million in 1998, a decrease of 18.5%. The decreases in sales by business segment were as follows:

                                                                               DOLLAR    PERCENTAGE
FOR THE YEARS ENDED DECEMBER 31,                          1999       1998     DECREASE    DECREASE
--------------------------------                        --------   --------   --------   ----------
Tower Structures......................................   $100.2     $110.1     $ 9.9         9.0%
Enclosures............................................     41.7       64.1      22.4        34.9%
                                                         ------     ------     -----        ----
Total.................................................   $141.9     $174.2     $32.3        18.5%
                                                         ======     ======     =====        ====

    The decrease in sales in the Tower Structures segment was primarily the result of a continued softness in the demand for the installation and erection of towers within the Company's construction business. The decrease in sales in the Enclosures segment was primarily due to a significant reduction in sales volume to a provider of a high-speed broadband fiber optic network whose buildout was completed in 1999. 1998 sales for the Enclosures segment were significantly higher due to the significant volume of business with this same provider of a high-speed broadband fiber optic network.

    International sales increased to $22.1 million in 1999 from $12.1 million in 1998, an increase of $10.0 million or 82.6%. This increase in international sales is the result of the Company's efforts to increase international market penetration, particularly in Mexico and the rest of Latin America.

    Many times, the Company's customers experience delays due to weather, zoning approvals, and other similar circumstances, and request that the Company hold their inventory. In these situations where the product is available for shipment, and title has passed to the customer, the Company recognizes revenue for its Tower Structures segment. Results of operations for the years ended December 31, 1999 and 1998 include Tower Structures revenues of $2.4 million and $4.2 million, respectively, related to product not yet shipped, but where the previously-discussed earnings criteria had been met.

    The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures, in addition to the requirements of the Tower Structures segment, also requires that actual payment be received. Results of operations for the years ended December 31, 1999 and 1998 include Enclosures revenues of $4.9 million and $6.5 million, respectively, related to product not yet shipped, but where the earnings criteria had been met.

    Gross profit for 1999 was $32.8 million versus $43.0 million in 1998, a decrease of 23.7%. Gross profit margin was 23.1% in 1999 versus 24.7% for 1998. The decrease in gross profit margin was primarily attributable to non-recurring charges taken during the first half of 1999 totaling $1.8 million, of which $1.5 million related to a writedown of inventory and $.3 million related to severance payments due to a reduction in workforce. Without the impact of the non-recurring charges taken during the first half of 1999, gross margin would have been $34.6 million or 24.4% of sales. Gross profit margins for the Company's Tower Structures segment increased from approximately 18% at the end of 1998 to 26% at the end of 1999. This increase in gross margin was primarily the result of cost cutting measures implemented in 1999, including the reduction of raw material costs. Gross profit margins for the Company's Enclosure segment decreased from approximately 26% at the end of 1998 to 18% at the end of 1999. This decrease in gross margin was primarily the result of intense price competition for new orders received in 1999.

    In November 1999, the Company entered into a contract with the State of Pennsylvania to supply and install communications towers/poles and/or enclosures for a state-wide radio communications project. This contract could generate approximately $40 million in revenues, and it is anticipated that this project will be substantially completed by the end of 2000. Historically, margins on the Company's installation business have been significantly lower than margins on sales of its tower and enclosure products. Due to the large portion of the contract which comprises installation and civil engineering work, it is anticipated that the margins to be recognized on the State of Pennsylvania contract will be significantly lower than the margins the Company has recently achieved in its Tower Structures or Enclosures segment.

    Selling, general and administrative ("SG&A") expenses were $19.3 million in 1999 versus $18.8 million in 1998, an increase of $0.5 million, or 2.7%. As a percentage of sales, SG&A expenses were 13.6% in 1999 and 10.8% in 1998. The increase in SG&A expenses was primarily attributable to a charge for severance payments of $.7 million taken in the second quarter of 1999 relating to a reduction in workforce. Without this non-recurring charge, SG&A expense for 1999 would have been $18.6 million.

    The Company incurred other expenses of approximately $1.6 million related to fees and expenses in connection with the proposed merger with PiRod
Holdings, Inc., which was terminated on March 30, 1999. These expenses were recognized by the Company in the first quarter of 1999, resulting in an adverse impact on earnings of approximately $.02 per share.

    The Company's effective tax rate for 1999 was 37.2% versus 37.9% in 1998.

    The equity loss of the corporate joint venture of $.36 million relates to the Company's share of the operating losses for ROHN BrasilSat, as well as the loss related to the sale of its joint venture interest. The Company accounted for this corporate joint venture under the equity method until its disposition in September 1999. Of the $.36 million loss recorded by the Company in 1999, $.12 million represented the Company's share of the operating losses of the entity and $.24 million of the loss was related to the sale of the Company's interest in the joint venture. The operations of ROHN BrasilSat started in 1998. The Company sold its 49% interest in the joint venture to its joint venture partner in September 1999.

    Earnings per share (basic and diluted) were $0.14 in 1999 versus $0.27 in 1998. The decrease in earnings per share was primarily attributable to the softness in demand for the Company's products in 1999, the non-recurring charges of $2.5 million taken during the second quarter of 1999, and the charge of $1.6 million taken during the first quarter of 1999 for the failed merger transaction. The charges taken in the first half of 1999 related to the failed merger, inventory writedown and severance payments reduced earnings per share for 1999 by $.05 per share basic and diluted.

1998 COMPARED TO 1997

    Net sales for 1998 were $174.2 million compared to $158.1 million in 1997, an increase of 10.2%. The increases in sales by business segment were as follows.

                                                                                DOLLAR    PERCENTAGE
FOR THE YEARS ENDED DECEMBER 31,                           1998       1997     INCREASE    INCREASE
--------------------------------                         --------   --------   --------   ----------
Tower Structures.......................................   $110.1     $107.1     $ 3.0         2.8%
Enclosures.............................................     64.1       51.0      13.1        25.7%
                                                          ------     ------     -----        ----
Total..................................................   $174.2     $158.1     $16.1        10.2%
                                                          ======     ======     =====        ====

    The increase in sales in the Tower Structures segment was primarily due to a $1.0 million increase in sales in international markets as well as recapturing market penetration domestically. The Company believes that the overall market for tower products in 1998 was unchanged from 1997. One of the Company's principal business objectives in 1998 was to reverse losses in market share experienced in previous years. The Company's Enclosures segment benefited from a wider range of applications for these products both within the communications industry and outside the industry.

    In 1998, many of the Company's customers experienced delays and requested that the Company hold their inventory. In circumstances where the product is ready for shipment, the customer requests delayed shipment and risk of ownership has passed to the customer, the Company recognizes revenue for its Tower Structures segment. Results of operations for the year ended December 31, 1998, included approximately $4.2 million of Tower Structures revenues related to product that had not been shipped, but where the earnings criteria were met. No such revenues were recorded in 1997, in accordance with generally accepted accounting principles, because the revenue recognition criteria were not met.

    The Enclosures segment differs from the Tower Structures segment in that the Enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures, in addition to the requirements for the Tower Structures segment, also requires that actual payment be received. Results of operations for the year ended December 31, 1998, included approximately $6.5 million of Enclosures revenues related to product that had not been shipped, but where the earnings criteria was met. No such revenues were recorded in 1997, in accordance with generally accepted accounting principles, because the revenue recognition criteria were not met.

    Gross profit for 1998 was $43.0 million versus $47.0 million in 1997, a decrease of 8.5%. Gross profit margin was 24.7% in 1998 versus 29.7% for 1997. The 5% decrease was attributable to a significant decrease in gross profit margins for the Company's tower products. This gross profit margin deterioration was experienced primarily in the last two quarters of 1998. Significant industry-wide pricing pressure was experienced as certain competitors lowered prices and demand remained flat during the year. In addition, the Company experienced increases in production costs related to annual purchasing commitments for its primary raw materials such as steel and increased operating costs of its new galvanizing facility which was brought on-line during the latter half of 1997.

    SG&A expenses were $18.8 million in 1998 versus $17.1 million in 1997, an increase of $1.7 million, or 9.9%. As a percentage of sales, SG&A expenses were 10.8% in both 1998 and 1997. The increase in SG&A expenses was primarily attributable to an increase in sales and marketing costs. The Company invested in additional sales, project management and customer service personnel and enhanced sales tools such as catalogs and trade shows to gain sales momentum in the domestic market place. Also, the Company increased its spending to improve its worldwide market presence.

    During the third quarter of 1997, the Company's Board of Directors approved a special charge of $3.4 million ($2.1 million after tax or $0.04 per share) to cover the costs of a restructuring program. The restructuring charge was related to cost cutting measures including early retirement costs, other workforce reductions, and expenses associated with the development and implementation of this program. The provision for the reduction in workforce included severance and other benefits for approximately 25 employees, the majority of whom were based in Peoria, Illinois and Frankfort, Indiana. During 1997, cash expenditures of $1.9 million were charged against the reserve. Approximately $1.1 million of expenses were charged against the reserve in 1998, with the remaining balance expended in 1999.

    The Company's 1998 effective tax rate was 37.9% versus 37.1% in 1997. This increase in the effective tax rate was primarily due to the non-recurring nature of certain adjustments made in 1997. These adjustments were recorded by the Company when it finalized its 1996 return in late 1997.

    The equity loss of the corporate joint venture of $.5 million in 1998 related to the Company's share of the start-up losses for ROHN BrasilSat. The operations of ROHN BrasilSat began in 1998.

    Earnings per share (basic and diluted) were $0.27 in 1998 versus $0.36 in 1997. The decrease in earnings per share was primarily attributable to the significant decrease in gross profit margin experienced by the Tower Structures segment in 1998. The 1997 earnings per share included $0.05 per share gain on the sale of an investment in a non-related business and a $0.04 per share loss related to the restructuring charge.

    The Company reduced in size due to the sale of Leavitt Tube, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc. in 1996, and the closing in 1997 of the Company's former corporate office in Chicago, IL. In 1998, the Company implemented a thorough review of its recorded reserves and discovered that reserves for postretirement benefits other than pensions had not been properly provided for in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As of January 1, 1998, the Company had an unfunded accumulated postretirement benefit obligation of $3.5 million and an unamortized net transition obligation of $1.8 million, resulting in an accrual requirement of $1.7 million at the beginning of the year. The Company recorded a charge in 1998 to establish a postretirement benefit liability of approximately $2.2 million as of December 31, 1998. Also, in connection with the Company's thorough review of its recorded reserves, it was determined that there were excess reserves of approximately $2.4 million related to insurance, accounts receivable and other miscellaneous reserves that were not material to the prior year consolidated financial statements. These excess reserves were reversed in 1998. Due to the immateriality of the postretirement benefit charges to the consolidated financial statements of the Company from 1993 through 1997, no restatement was made.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth selected information concerning the Company's financial condition:

                                                    DECEMBER 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS)                                  1999           1998
----------------------                              ------------   ------------
Cash..............................................    $27,634        $19,690
Working capital...................................     61,773         50,830
Total debt........................................     10,230         11,270
Current ratio.....................................     3.06:1         2.73:1

    The Company's working capital was $61.8 million at December 31, 1999 compared to $50.8 million at December 31, 1998, an increase of $11.0 million. This increase in working capital primarily reflects an increase in cash and accounts receivable related to increased sales at year end.

    At December 31, 1999, the Company had aggregate indebtedness of $10.2 million. The Company's outstanding indebtedness was related to mortgage notes payable and capital leases.

    The Company does not have any material capital commitments. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company believes that its strong balance sheet allows it substantial financial flexibility.

INFLATION

    Inflation has not had a material effect on the Company's business or results of operations.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

    The operations of the Company are generally not subject to seasonal fluctuations. However, in the past, the Company has seen disruptions in its customer's ability to accept shipments due to unusual and prolonged weather-related construction delays.

    The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that this quarterly fluctuation is due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of the calendar year. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continues.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," was issued. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction. The Company adopted SFAS No. 133 in 1999. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition as the Company historically does not enter into these types of transactions in the normal course of business.

YEAR 2000 COMPLIANCE

    Historically, certain computer programs were written using two digits rather than four to define the applicable year. Accordingly, a company's software may have recognized a date using "00" as the year 1900 rather than the year 2000, which could result in computer system failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue could have arisen at any point in the Company's supply, manufacturing, processing, distribution and financial chains. Incomplete or untimely resolution of the Y2K issue by the Company, key suppliers, customers and other parties could have had a material adverse effect on the Company's results of operations, financial condition and cash flows.

    The aggregate cost of the Company's Y2K efforts was approximately
$4.7 million. Approximately $4.5 million of these costs were related to the acquisition of new computer systems which have been capitalized, with the remainder being funded through operating cash flows. The Company incurred Y2K costs of approximately $0.1 million in 1999. The Company believes material implications and risks related to Year 2000 have expired and, therefore, does not anticipate experiencing any additional effects related to this issue. The Company did not experience a significant increase in customer demand for products as a result of Year 2000, nor did it experience any problems with its key vendors.

SUBSEQUENT EVENTS

    On January 7, 2000, the Company announced the resignation of Maureen B. Bellantoni as Executive Vice President and Chief Financial Officer of the Company, effective February 4, 2000. Ms. Bellantoni assumed the position of Chief Financial Officer at Burger King North America. Daniel J. Pallat has been hired as interim CFO of ROHN until a permanent replacement for Maureen Bellantoni is employed. Mr. Pallat is a partner with Tatum CFO Partners, LLP, a national organization of senior financial executives that provides CFO services to businesses on a permanent or transitional basis. Prior to joining Tatum, he served in financial and operating management positions from CFO to Group Vice President with several public companies.

    On January 19, 2000, the Company announced the retirement of Richard L. Rohn as Vice President--Equipment Enclosures, effective March 6, 2000. The Company will record a charge in 2000 related to Mr. Rohn's retirement, the amount of which has not yet been determined.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 2000 or beyond are changes in interest rates and foreign currency exchange rates.

    The Company currently manages its exposure to changes in interest rates by utilizing primarily all fixed rate debt. In the future, it is expected that if additional debt is incurred, the Company would manage its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. International sales, which accounted for 15.6% of net sales in 1999, are concentrated principally in Latin America. In the future, the Company expects that if it experiences significant growth in its international sales activity, the Company would manage its exposure to changes in exchange rates by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company does not expect to enter into contracts for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
                                                               (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
Net sales...................................................    $141,896       $174,153       $158,132
Cost of products sold.......................................     109,055        131,121        111,124
                                                                --------       --------       --------
Gross profit................................................      32,841         43,032         47,008
Operating expenses:
  Selling expense...........................................       7,551          8,600          6,607
  General and administrative................................      11,712         10,196         10,522
  Restructuring.............................................      --             --              3,420
                                                                --------       --------       --------
Operating income............................................      13,578         24,236         26,459
                                                                --------       --------       --------
Interest income.............................................         948            292            822
Interest expense............................................        (831)        (1,045)        (1,299)
Other income/(expense)......................................      (1,600)        --              4,088
                                                                --------       --------       --------
Income from continuing operations before income taxes.......      12,095         23,483         30,070
Income tax provision........................................       4,500          8,900         11,151
Equity loss of corporate joint venture......................         355            540         --
                                                                --------       --------       --------
Net income..................................................    $  7,240       $ 14,043       $ 18,919
                                                                ========       ========       ========
Earnings per share--basic and diluted.......................    $   0.14       $   0.27       $   0.36
                                                                ========       ========       ========
Weighted average shares outstanding--basic..................      52,575         52,774         52,475
Weighted average shares and equivalent shares outstanding--
  diluted...................................................      52,921         52,779         52,558

        The accompanying notes are an integral part of these statements

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 27,634    $ 19,690
  Accounts, notes and other receivables, less allowance for
    doubtful accounts of $1,246 in 1999 and $1,200 in
    1998....................................................    34,051      28,588
  Inventories...............................................    25,885      27,444
  Deferred income taxes.....................................     2,900       2,600
  Prepaid expenses..........................................     1,271       1,794
                                                              --------    --------
Total Current Assets........................................    91,741      80,116

Fixed assets, net...........................................    27,090      26,630
Other Assets................................................     1,337       5,277
Long-term assets of discontinued operations.................     1,680       2,169
                                                              --------    --------
Total Assets................................................  $121,848    $114,192
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term liabilities..................  $  1,066    $  1,017
  Accounts payable..........................................    11,474      11,331
  Accrued liabilities & other...............................    15,463      14,846
  Customer deposits.........................................       808         940
  Net liabilities of discontinued operations................     1,157       1,152
                                                              --------    --------
Total Current Liabilities...................................    29,968      29,286
Long-Term debt..............................................     9,164      10,253
Nonpension post retirement benefits.........................     2,300       2,074
                                                              --------    --------
Total Liabilities...........................................    41,432      41,613
                                                              --------    --------

Stockholders' Equity:
  Common stock, $0.01 par value, authorized -- 60,000 shares
  issued -- 52,752 in 1999 and 52,816 in 1998...............       534         535
  Capital surplus...........................................    12,815      13,024
  Retained earnings.........................................    71,743      64,503
  Less -- 635 in 1999 and 1998 treasury shares, at cost.....    (3,896)     (3,896)
       -- Unearned portion of restricted stock..............      (780)     (1,587)
                                                              --------    --------
Total Stockholders' Equity..................................    80,416      72,579
                                                              --------    --------
Total Liabilities and Stockholders' Equity..................  $121,848    $114,192
                                                              ========    ========

        The accompanying notes are an integral part of these statements

                             ROHN INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                          -------------------                           TREASURY STOCK                     N/R
                                           SHARES               CAPITAL    RETAINED   -------------------   RESTRICTED     FROM
                                           ISSUED     AMOUNT    SURPLUS    EARNINGS    SHARES     AMOUNT      STOCK      OFFICERS
                                          --------   --------   --------   --------   --------   --------   ----------   --------
                                                                              (IN THOUSANDS)
Balance, December 31, 1996..............   52,838      $528     $ 9,837    $36,786      (326)    $(1,595)    $  (745)    $(2,300)
  Net income............................    --         --         --        18,919      --         --          --          --
  Issuance of restricted stock..........      150         2       1,123      --         --         --         (1,125)      --
  Restricted stock canceled.............      (10)     --           (61)     --         --         --             61       --
  Amortization of restricted shares.....    --         --         --         --         --         --          1,153       --
  Repayment of officers' loans..........    --         --         --         --         (309)     (2,301)      --          2,300
  Cash dividends -- $0.10 per share.....    --         --         --        (5,245)     --         --          --          --
  Director's stock plan.................       28      --           140      --         --         --          --          --
  Stock options exercised...............      200         2         165      --         --         --          --          --
  Stock options tax benefit.............    --         --           398      --         --         --          --          --
                                           ------      ----     -------    -------      ----     -------     -------     -------
Balance, December 31, 1997..............   53,206      $532     $11,602    $50,460      (635)    $(3,896)    $  (656)    $ --
  Net income............................    --         --         --        14,043      --         --          --          --
  Issuance of restricted stock..........      280         3       1,597      --         --         --         (1,600)      --
  Restricted stock canceled.............      (30)     --          (175)     --         --         --            143       --
  Amortization of restricted shares.....    --         --         --         --         --         --            526       --
                                           ------      ----     -------    -------      ----     -------     -------     -------
Balance, December 31, 1998..............   53,456      $535     $13,024    $64,503      (635)    $(3,896)    $(1,587)    $ --
  Net income............................    --         --         --         7,240      --         --          --          --
  Restricted stock canceled.............      (69)       (1)       (371)     --         --         --            320       --
  Director's stock plan.................    --         --           162      --         --         --          --          --
  Amortization of restricted shares.....    --         --         --         --         --         --            487       --
                                           ------      ----     -------    -------      ----     -------     -------     -------
Balance, December 31, 1999..............   53,387      $534     $12,815    $71,743      (635)    $(3,896)    $  (780)    $ --
                                           ======      ====     =======    =======      ====     =======     =======     =======

        The accompanying notes are an integral part of these statements

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $ 7,240    $14,043    $18,919
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities --
  Depreciation..............................................    3,421      3,148      2,634
  Deferred income tax.......................................     (300)     1,850       (450)
  Equity loss of corporate joint venture....................      355        540      --
  Operating requirements --
    Accounts receivable decrease (increase).................   (5,463)     5,160     (5,700)
    Inventory decrease (increase)...........................    1,559      6,300     (3,027)
    Prepaid expenses (increase) decrease....................      523     (1,125)       424
    Accounts payable and accrued expense (decrease)
     increase...............................................      854     (8,364)    11,081
  Discountinued operations..................................      494     (1,859)    (8,523)
  Investment in non-related business gain...................    --         --        (4,088)
                                                              -------    -------    -------
    Net Cash provided by operating activities...............  $ 8,683    $19,693    $11,270
                                                              -------    -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net of dispositions and
    retirements.............................................  $(3,881)   $(2,283)   $(8,307)
  Decrease in other assets..................................    2,670        410        104
  Proceeds from the sale of corporate joint venture.........      915      --         --
  Investment in equity of joint venture.....................    --        (3,669)     --
  Proceeds from the sale of an investment in non-related
    business................................................    --         --         4,088
                                                              -------    -------    -------
    Net Cash (used in) financing activities.................  $  (296)   $(5,542)   $(4,115)
                                                              -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt.................................  $(1,040)   $  (949)   $  (803)
  Proceeds from short-term borrowings.......................    --         --         5,150
  Payment of short-term borrowings..........................    --         --        (7,150)
  Dividends paid............................................    --         --        (5,245)
  Repayment of officers' loans..............................    --         --         2,300
  Common stock issued.......................................      597        494      1,858
  Treasury stock purchases..................................    --         --        (2,301)
                                                              -------    -------    -------
    Net cash (used in) financing activities.................  $  (443)   $  (455)   $(6,191)
                                                              -------    -------    -------
    Net increase in cash and cash equivalents...............  $ 7,944    $13,696    $   964
Cash and cash equivalents at beginning of period............  $19,690      5,994      5,030
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $27,634    $19,690    $ 5,994
                                                              =======    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $   831    $ 1,045    $ 1,299
    Income taxes............................................  $ 2,610    $ 5,814    $ 5,143

        The accompanying notes are an integral part of these statements

1. NATURE OF OPERATIONS

    ROHN Industries, Inc. and subsidiaries ("ROHN" or the "Company") manufactures and installs towers, poles, mounts and related accessories used principally to support telecommunications antennae for wireless communications, such as cellular telephone, personal communications systems ("PCS"), private microwave, commercial and amateur broadcasting and home television. The Company also produces equipment enclosures and cabinets of concrete and fiberglass to house electronic telecommunications equipment. The Company has manufacturing facilities in Peoria, Illinois (towers and poles), Bessemer, Alabama (equipment enclosures), and Frankfort, Indiana (towers, tower component, mounts and agricultural products). The Company's products are sold direct to customers and through the use of distributors throughout the United States and in international markets.

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

REVENUE RECOGNITION

    The Company's products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when product is shipped. However, the Company recognizes revenue for its Tower Structures segment prior to the time a product is shipped if each of the following conditions are met:

1)  The risks of ownership have passed to the customer;

2)  The customer has a fixed commitment to purchase the goods;

3) The customer, not the Company, has requested that the shipment of the product be delayed and that the transaction be on a bill and hold basis;

4)  There is a fixed schedule for delivery of the product;

5) The Company has not retained any specific performance obligations with respect to the product such that the earnings process is not complete;

6) The ordered product has been segregated from the Company's inventory and is not subject to being used to fill other orders; and

7)  The product is complete and ready for shipment.

    Many times, the Company's customers experience delays due to weather, zoning approvals, and other similar circumstances, and request that the Company hold their inventory. In these situations where the product is available for shipment, and title has passed to the customer, the Company recognizes revenue for its Tower Structures segment. Results of operations for the years ended December 31, 1999 and 1998 include Tower Structures revenues of $2.4 million and $4.2 million, respectively, related to product not yet shipped, but where the previously-discussed earnings criteria had been met. No such revenues were recorded in 1997, in accordance with generally accepted accounting principles, as the revenue recognition criteria had not been met.

    The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures, in addition to the requirements of the Tower Structures segment, also requires that actual payment be received. Results of operations for the years ended December 31, 1999 and 1998 include Enclosures revenues of $4.9 million and $6.5 million, respectively, related to product not yet shipped, but where the earnings criteria had been met. No such revenues were recorded in 1997, in accordance with generally accepted accounting principles, as the revenue recognition criteria had not been met.

CASH EQUIVALENTS

    The Company considers all highly liquid short-term investments purchased with a maturity of three months or less and all treasury bills to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Obsolete or unsalable inventories are reflected at their estimated net realizable values.

    Total inventories in 1999 and 1998 included the following classifications (in thousands):

                                                             1999       1998
                                                           --------   --------
Finished goods...........................................  $11,632    $14,514
Work-in-progress.........................................    7,883      4,650
Raw materials............................................    6,370      8,280
                                                           -------    -------
Total Inventories........................................  $25,885    $27,444
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

    Total income tax expense for the years ended December 31, 1999, 1998, and 1997, was allocated as follows (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Income from continuing operations................   $4,500     $8,900    $11,151
Stockholders' equity, for compensation expense
  for tax purposes in excess of amounts
  recognized for financial reporting purposes....       --         71       (398)
                                                    ------     ------    -------
                                                    $4,500     $8,971    $10,753
                                                    ======     ======    =======

    Income tax expense attributable to income from continuing operations consists of current provisions of $4.8 million, $7.1 million, and $11.7 million and deferred provisions of $(0.3) million, $1.8 million, and $(0.5) million for the years ended December 31, 1999, 1998, and 1997, respectively.

    Income tax expense attributable to income from continuing operations was $4.5 million, $8.9 million, and $11.2 million, for the years ended December 31, 1999, 1998, and 1997, respectively, and differed from the U.S. Federal statutory income tax rate as follows (in thousands):

                                                         1999                        1998                        1997
                                                ----------------------      ----------------------      ----------------------
                                                 AMOUNT          %           AMOUNT          %           AMOUNT          %
                                                --------      --------      --------      --------      --------      --------
Computed statutory provision..............       $4,233          35          $8,200          35         $10,500          35
State taxes, net of federal effect........          484           4             900           4           1,200           4
Other, net................................         (217)         (2)           (200)         (1)           (549)         (2)
                                                 ------         ---          ------         ---         -------         ---
Total provision...........................       $4,500          37          $8,900          38         $11,151          37
                                                 ======         ===          ======         ===         =======         ===

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                               1999       1998
                                                             --------   --------
Postretirement benefits other than pensions................   $1,080     $  880
Depreciation...............................................     (757)      (836)
Accrued insurance reserves.................................      345        630
Other, net.................................................    2,232      1,926
                                                              ------     ------
Net deferred tax assets....................................   $2,900     $2,600
                                                              ======     ======

NET INCOME PER SHARE

    Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the years ended December 31, 1999, 1998 and 1997, the effect of potentially dilutive stock options was approximately 346,000, 5,000 and 83,000, respectively. The Company had additional outstanding stock options of 745,000 as of December 31, 1999, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

NEW ACCOUNTING STANDARDS

    In 1998, the Company adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," and SFAS No. 132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS." These statements expanded or modified disclosures and had no material impact on the Company's results of operations, financial condition or cash flows.

    SFAS No. 130 established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed in the same prominence as other financial statements. The Company has no differences between reported net income and comprehensive income.

    SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim financial statements issued to the public. It also established standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company maintains two segments: Tower Structures and Enclosures.

    SFAS No. 132 changed certain disclosure requirements for pensions and other postretirement benefits.

    In June 1998, SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction. The Company adopted SFAS No. 133 in 1999. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition, as the Company historically does not enter into these types of transactions in the normal course of business.

3. PREPAID EXPENSES

    Prepaid expenses at December 31, 1999 and 1998 consist of the following (in thousands):

                                                               1999       1998
                                                             --------   --------
Catalogues, trade shows and sales promotion................   $   --     $  243
Insurance..................................................      598        167
Tax deposits...............................................      448        294
Merger and share repurchase related........................       --      1,017
Other......................................................      225         73
                                                              ------     ------
                                                              $1,271     $1,794
                                                              ======     ======

4. FIXED ASSETS

    Fixed assets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                           1999       1998
                                                         --------   --------
Land...................................................  $  1,255   $  1,168
Buildings..............................................    21,150     20,749
Machinery and equipment................................    29,500     26,107
                                                         --------   --------
                                                           51,905     48,024
Less accumulated depreciation..........................   (24,815)   (21,394)
                                                         --------   --------
                                                         $ 27,090   $ 26,630
                                                         ========   ========

5. OTHER ASSETS

    Other assets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                               1999       1998
                                                             --------   --------
Equity investment in Brazil................................   $   --     $3,129
Computer system conversion costs...........................      770      1,468
Funds held by trustee--Frankfort, IN Construction Fund.....      270        260
Note receivable............................................      103        126
Other......................................................      194        294
                                                              ------     ------
                                                              $1,337     $5,277
                                                              ======     ======

6. ACCRUED LIABILITIES AND OTHER

    Accrued and other liabilities at December 31, 1999 and 1998 consist of the following (in thousands):

                                                             1999       1998
                                                           --------   --------
Payroll related..........................................  $ 1,938    $ 3,250
Insurance related........................................    1,240      2,183
Income taxes.............................................    9,008      6,782
Other....................................................    3,277      2,631
                                                           -------    -------
                                                           $15,463    $14,846
                                                           =======    =======

7. PENSION, PROFIT SHARING AND POSTRETIREMENT BENEFITS

GENERAL

    The Company has defined benefit and/or defined contribution retirement plans covering substantially all of its employees. Included in these plans are certain union sponsored plans to which the Company makes annual contributions equal to the amounts accrued. The total pension expense for union sponsored plans for 1999, 1998, and 1997, was $785,000, $856,000, and $740,000, respectively. The
Company has one trustee-administered profit sharing plan covering all eligible employees in its Enclosures segment, located in Bessemer, Alabama. Discretionary contributions of $227,000, $165,000, and $240,000, were charged to expense in 1999, 1998, and 1997, respectively. Total pension expense for Company-sponsored plans for 1999, 1998, and 1997 was $148,000, $20,000, and $300,000,
respectively.

PENSION PLAN

    The Company's non-union employees of its Tower Structures segment in Peoria, Illinois and Frankfort, Indiana, are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on years of service and employee compensation during the last years of employment. Benefits are paid from funds previously provided to trustees for those plans. Actuarial assumptions and provisions are reviewed regularly by the Company and its independent actuary to ensure that plan assets will be adequate to provide pension benefits. Plan assets consist primarily of investments in equities, fixed income securities and money market funds.

    Pension expense includes the following components (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
Service cost--benefits earned during the period........    $320       $228       $322
Interest on projected benefit obligations..............     650        457        522
Expected return on plan assets.........................    (835)      (678)      (560)
Net amortization and deferral..........................      13         13         16
                                                           ----       ----       ----
Net pension expense....................................    $148       $ 20       $300
                                                           ====       ====       ====

    The status of the plans at the respective year-ends was as follows (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Fair market value of plan assets............................  $ 9,818    $ 9,114    $ 8,473
                                                              =======    =======    =======
The funded status of the plan was as follows:
Accumulated benefit obligation..............................    7,754      8,086      6,899
Effect of projected future salary increases.................      737      1,200      1,079
                                                              -------    -------    -------
Projected benefit obligation................................  $ 8,491    $ 9,286    $ 7,978
                                                              =======    =======    =======
Excess (Deficit) of plan assets over projected
benefit obligations.........................................  $ 1,327    $  (172)   $   495
Unrecognized net transitional asset.........................       19         25         31
Unrecognized market (gain) loss.............................   (1,364)       295       (323)
Unrecognized prior service costs............................       43         50         57
                                                              -------    -------    -------
Prepaid pension asset.......................................  $    25    $   198    $   260
                                                              =======    =======    =======

    The expected long-term rate of return on plan assets was 9.0% for 1999 and 1998 and 8.0% for 1997. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations were 7.75% and 3%, respectively, in 1999, 7% and 3%, respectively, in 1998 and 8% and 4%, respectively in 1997.

RETIREMENT PLAN

    The Company has a 401(k) Tax Deferred Savings Plan for the benefit of non-union employees. After one year of continuous service, the Company matches 25% of employee contributions up to 12% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. The matching contribution made by the Company was $188,000 in 1999, $176,000 in 1998 and $173,000 in 1997.

RETIREE BENEFITS

    The Company provides certain postretirement healthcare benefits to both the union and non-union employees located in Peoria, Illinois. Employees who retire from the Company after reaching the age of 65 are eligible to participate in the postretirement healthcare plan.

    Postretirement benefit expense includes the following (in thousands):

                                                             1999       1998
                                                           --------   --------
Benefits earned during the year..........................  $   179    $   149
Interest cost............................................      306        244
Amortization of gains and losses.........................       11         --
Amortization of transition obligation....................      121        121
                                                           -------    -------
Postretirement benefit expense...........................  $   617    $   514
                                                           =======    =======

                                                             1999       1998
                                                           --------   --------
Actuarial present value of benefit obligation:
Retirees.................................................  $ 1,903    $ 1,604
Fully eligible active plan participants..................       86         67
Other active plan participants...........................    2,463      2,142
                                                           -------    -------
Accumulated benefit obligation...........................  $ 4,452    $ 3,813
Unamortized net transition obligation....................   (1,575)    (1,697)
Unrecognized net gain....................................     (386)        --
                                                           -------    -------
Accrued postretirement benefit liability.................  $ 2,491    $ 2,116
                                                           =======    =======

    The discount rate used to determine the accumulated postretirement healthcare benefit obligation was 7.5% and 7.0% in 1999 and 1998, respectively. The assumed healthcare cost trend rate used to measure the accumulated postretirement benefit obligation was 9.0% in 1999, declining to 5.5% over a period of 8 years and continuing at 5.5% thereafter. A one percentage point increase in the assumed healthcare cost trend would have increased the accumulated postretirement benefit obligation by $525,390 and $590,000 for 1999 and 1998, respectively, and the postretirement benefit expense by $63,170 and $68,000 for 1999 and 1998, respectively. A one percentage point decrease in the assumed healthcare cost trend would have reduced the accumulated postretirement benefit obligation by $506,770 and $527,000 for 1999 and 1998, respectively, and the postretirement benefit expense by $61,295 and $62,000 for 1999 and 1998, respectively.

    The current portion of non-pension post retirement healthcare benefits included in accrued liabilities was approximately $200,000 and $126,000 at December 31, 1999 and 1998, respectively.

    The Company has reduced in size due to the sale of Leavitt Tube, Unarco Commercial Products, UNR Home Products and Real Time Solutions, Inc. in 1996, and the closing in 1997 of the Company's former corporate office located in Chicago, Illinois. In 1998, the Company implemented a thorough review of its recorded reserves and discovered that reserves for postretirement benefits other than pensions had not been properly provided for in accordance with Statement of Financial Accounting Standards No. 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS." As of January 1, 1998, the Company had an unfunded accumulated postretirement benefit obligation of $3.5 million and an unamortized net transition obligation of $1.8 million, resulting in an accrual requirement of $1.7 million at the beginning of the year. The Company recorded a charge in 1998 to establish a postretirement benefit liability of approximately $2.2 million as of December 31, 1998. Also, in connection with the Company's thorough review of its recorded reserves, it was determined that there were excess reserves of approximately $2.4 million related to insurance, accounts receivable and other miscellaneous reserves that were not material to the prior year consolidated financial statements. These excess reserves were reversed in 1998. Due to the immateriality of the postretirement benefit charges to the consolidated financial statements of the Company from 1993 through 1997, no restatement was made.

8. LITIGATION

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

9. LEASES

    The Company leases certain of its facilities and equipment under operating leases or capital leases, as defined by SFAS No. 13. The Company's property under capital leases, which is included in plant and equipment, consists of $2.4 million at December 31, 1999 and $2.7 million at December 31, 1998.

    Future minimum payments for operating leases at December 31, 1999 are $339,000 in 2000, $312,000 in 2001, $240,000 in 2002, $119,000 in 2003, $82,000
in 2004 and $71,000 thereafter. Rental expense under operating leases was approximately $476,000 in 1999, $493,000 in 1998, and $469,000 in 1997.

10. LONG-TERM BORROWINGS

    Total borrowings of the Company at December 31, 1999 and 1998, consisted of the following (in thousands):

                                                             1999       1998
                                                           --------   --------
Mortgage notes payable at 7.5% to 9.5%...................  $ 7,323    $ 7,651
Capital leases...........................................    2,907      3,619
                                                           -------    -------
      Total..............................................  $10,230    $11,270
                                                           =======    =======
Classified in the balance sheet as follows:
Current portion of long-term liabilities.................  $ 1,066    $ 1,017
Notes and capital leases.................................    9,164     10,253
                                                           -------    -------
      Total..............................................  $10,230    $11,270
                                                           =======    =======

    Aggregate annual payments required on secured debt, including capitalized leases, are $1,067,000 in 2000, $797,000 in 2001, $537,000 in 2002, $635,000 in
2003 and $7,195,000 thereafter.

11. STOCK OPTION PLANS

    The Company had three stock option plans at December 31, 1999, the Key Executives' Stock Option Plan ("Executive Plan"), the 1994 Stock Option Plan ("1994 Plan") and the 1999 Stock Option Plan ("1999 Plan").

    The Executive Plan was approved by the shareholders of the Company on July 12, 1990. This plan provides for granting of non-qualified and incentive stock options, and reserves for the issuance of up to 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price equal to the fair market value at the date of grant and expire in ten years from the date of grant. At December 31, 1999, 27,000 common shares were available for grant under this plan. At December 31, 1999, 1,126,000 options were outstanding under this plan.

    The 1994 Plan was approved by the shareholders of the Company on November 1, 1994. This plan provides for granting of non-qualified options and reserves for the issuance of up to 500,000 shares. Outstanding options granted under this plan are exercisable at a price equal to the fair market value at the date of grant, reduced by the amount of any "Extraordinary Dividend" made after the date of grant, and expire in five years from the date of grant. Each option is exercisable upon the attainment of certain stock price thresholds, adjusted for extraordinary dividends, or 54 months, whichever comes earlier. At
December 31, 1999, 55,000 common shares were available for grant under this plan. At December 31, 1999, no options were outstanding under this plan.

    The 1999 Plan was approved by shareholders of the Company on May 18, 1999. This plan provides for the granting of non-qualified and incentive stock options, and reserves for the issuance of 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price established by the Compensation Committee of the Board of Directors and expire ten years from the date of grant. At December 31, 1999, 1,400,000 common shares were available for granting under this plan. At December 31, 1999, 1,100,000 options were outstanding under this plan.

    Information relating to these plans is summarized below (in thousands except for per share data):

                                                                         AVERAGE
                                                             SHARES      OPTION
                                                           SUBJECT TO   PRICE PER
                                                            OPTIONS       SHARE
                                                           ----------   ---------
Outstanding December 31, 1996, adjusted for extraordinary
  dividends..............................................       200      $0.838
  Granted................................................       210       6.199
  Exercised..............................................      (200)      0.838
                                                              -----      ------
Outstanding December 31, 1997, adjusted for extraordinary
  dividends..............................................       210      $6.199
  Granted................................................       950       5.872
  Canceled...............................................      (140)      5.609
                                                              -----      ------
Outstanding December 31, 1998, adjusted for extraordinary
  dividends..............................................     1,020      $5.976
  Granted................................................     1,481       1.674
  Canceled...............................................      (275)      5.567
                                                              -----      ------
Outstanding December 31, 1999, adjusted for extraordinary
  dividends..............................................     2,226      $3.164
                                                              =====      ======

12. STOCK-BASED COMPENSATION PLANS

    The Company has three stock option plans, the Executive Plan, the 1994 Plan, and the 1999 Plan. The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                            TWELVE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        DECEMBER 31, 1999
-------------------------------------                       -------------------
Net income:
  As reported.............................................        $ 7,240
  Pro forma...............................................          6,589
Basic EPS:
  As reported.............................................        $  0.14
  Pro forma...............................................        $  0.13
Diluted EPS:
  As reported.............................................        $  0.14
  Pro forma...............................................        $  0.12

                                                            TWELVE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        DECEMBER 31, 1998
-------------------------------------                       -------------------
Net income:
  As reported.............................................        $14,043
  Pro forma...............................................         13,576
Basic EPS:
  As reported.............................................        $  0.27
  Pro forma...............................................        $  0.26
Diluted EPS:
  As reported.............................................        $  0.27
  Pro forma...............................................        $  0.26

                                                            TWELVE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        DECEMBER 31, 1997
-------------------------------------                       -------------------
Net income:
  As reported.............................................        $18,919
  Pro forma...............................................         18,854
Basic EPS:
  As reported.............................................        $  0.36
  Pro forma...............................................        $  0.36
Diluted EPS:
  As reported.............................................        $  0.36
  Pro forma...............................................        $  0.36

    As of December 31, 1999, the Company has 1,482,000 shares available for grant under the Plans. At December 31, 1999, the Company has options outstanding and not yet exercised of 2,226,000 shares under the Executive Plan, the 1994 Plan, and the 1999 Plan. Under the option plans, the options vest 33.33% per year beginning with the first year and expire in either five or ten years.

    A summary of the status of the Company's option plans for the years December 31, 1997 through December 31, 1999 and changes during the years then ended is presented in the table and narrative below:

                                                           TWELVE MONTHS ENDED
                                                            DECEMBER 31, 1999
                                                       ---------------------------
                                                       WEIGHTED AVERAGE    SHARES
                                                        EXERCISE PRICE     (000)
                                                       ----------------   --------
Outstanding at beginning of period...................       $5.976         1,020
Granted..............................................        1.674         1,481
Exercised............................................      --               --
Forfeited............................................      --               --
Expired..............................................      --               --
Canceled.............................................        5.567          (275)
                                                            ------         -----
Outstanding at end of period.........................       $3.164         2,226

Exercisable at end of year...........................       $6.199           281
Weighted average fair value of options granted.......       $ 1.10

                                                           TWELVE MONTHS ENDED
                                                            DECEMBER 31, 1998
                                                       ---------------------------
                                                       WEIGHTED AVERAGE    SHARES
                                                        EXERCISE PRICE     (000)
                                                       ----------------   --------
Outstanding at beginning of period...................       $6.199           210
Granted..............................................        5.872           950
Exercised............................................      --               --
Forfeited............................................      --               --
Expired..............................................      --               --
Canceled.............................................        5.609          (140)
                                                            ------         -----
Outstanding at end of period.........................       $5.976         1,020

Exercisable at end of year...........................       $5.525            70
Weighted average fair value of options granted.......       $2.664

                                                           TWELVE MONTHS ENDED
                                                            DECEMBER 31, 1997
                                                       ---------------------------
                                                       WEIGHTED AVERAGE    SHARES
                                                        EXERCISE PRICE     (000)
                                                       ----------------   --------
Outstanding at beginning of period...................       $ .838           200
Granted..............................................        6.199           210
Exercised............................................         .838          (200)
Forfeited............................................      --               --
Expired..............................................      --               --
Canceled.............................................      --               --
                                                            ------         -----
Outstanding at end of period.........................       $6.199           210

Exercisable at end of year...........................      --               --
Weighted average fair value of options granted.......       $2.322

    The 2,226,000 options outstanding at December 31, 1999 had an exercise price between $1.281 and $7.75 with a weighted-average exercise price of $3.164 and a weighted average remaining contractual life of 7.93 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 1999: risk-free interest rate of 6.01 percent, expected dividend yield of 0.00 percent, expected life of 10.0 years, and expected volatility of 44.81 percent. The following weighted-average assumptions were used for the options granted in 1998: risk-free interest rate of 5.63 percent, expected dividend yield of 1.79 percent, expected life of 10.0 years, and expected volatility of 36.81 percent. The following weighted-average assumptions were used for the options granted in 1997: risk-free interest rate of
6.45 percent, expected dividend yield of 1.72 percent, expected life of
5.0 years, and expected volatility of 37.18 percent.

13. RESTRICTED STOCK PLAN

    The Restricted Stock Plan was approved by the shareholders of the Company on July 30, 1992. The Plan provides for the granting of restricted stock to certain key employees and reserves for issuance of 1,000,000 shares of common stock.

    The Company had 220,840, 388,990 and 242,048 shares of restricted stock outstanding at December 31, 1999, 1998 and 1997, respectively. Of the current shares outstanding, 50,000 were awarded to Brian B. Pemberton in connection with his employment agreement and 170,840 shares were issued to Brian B. Pemberton and other key employees of the Company. These shares have the same dividend and voting rights as other common stock. Restricted stock is considered to be currently issued and outstanding. The cost of the restricted stock, determined as the fair market value of the shares at the date of grant, is expensed ratably over a three to five-year vesting period. Such expense amounted to $487,000 in 1999; $526,000 in 1998, and $1,153,000 in 1997.

14. DIRECTOR'S STOCK OWNERSHIP PLAN

    The Company has a stock ownership plan for non-employee directors, the Amended and Restated ROHN Industries, Inc., 1994 Nonemployee Director Stock Ownership Plan (the "Director Plan"), which was approved by the stockholders of the Company in 1994. A total of 200,000 shares of the Company's common stock was initially reserved for issuance under the Director Plan. The Director Plan initially allowed each non-employee director to elect to receive all or a part of such director's annual retainer fee, which would otherwise be paid in cash, in shares of restricted stock held in custody by the Company. The Director Plan was amended by the Board of Directors on May 18, 1999, to require that directors receive their entire annual retainer fee in the form of "Stock Units", which represent the right to receive shares of common stock upon the earliest of the fifth anniversary of the date on which the Stock Units are granted, the termination of the participant's service as a director, or a change of control.

15. STOCKHOLDERS' EQUITY

    On September 24, 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open-market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan. As of December 31, 1999 and 1998, 1,133,565 shares have been purchased, respectively.

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

    During 1997, cash expenditures of $1.9 million were charged against the reserve. Approximately $1.1 million of expenses were charged against the reserve in 1998. The Company spent the remaining $0.4 million of the restructuring reserve in 1999.

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

18. INVESTMENT IN CORPORATE JOINT VENTURE

    In December 1997, the Company formed a corporate joint venture with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating its investment, the Company sold its 49% in ROHN BrasilSat to its joint venture partner, BrasilSat Harald, S.A.

    ROHN accounted for the corporate joint venture under the equity method until its disposition in September 1999. The Company recorded a loss of approximately $355,000 in 1999 arising out of the corporate joint venture, of which $120,000 represented the Company's share of the operating losses of the joint venture and $235,000 of the loss was related to the sale of the Company's interest in the joint venture. The Company's investment in ROHN BrasilSat amounted to $0 and $3,129,000 at December 31, 1999, and 1998, respectively. There was no investment in ROHN BrasilSat in 1997. The Company recorded a loss of $540,000 for the year ended December 31, 1998, which represented the Company's share of the start-up losses.

19. BUSINESS SEGMENT INFORMATION

    The Company operates in two business segments: Tower Structures and Enclosures. The segments are managed as strategic business units due to their distinct manufacturing processes and potential end-user application. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort. The Enclosures segment includes a manufacturing plant in Bessemer, Alabama and has a sales, marketing and distribution effort separate from the Tower Structures segment's sales and marketing resources.

    Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 2. The Company evaluates segment performance based on earnings before interest and taxes. Transfers between segments, which are not material in nature, are recorded at cost.

                                                      TOWER
                                                    STRUCTURES   ENCLOSURES
1999 (IN THOUSANDS)                                  SEGMENT      SEGMENT     ELIMINATION     TOTAL
-------------------                                 ----------   ----------   -----------   ---------
Net sales.........................................   $101,797      $41,680      $(1,581)    $141,896
Earnings before interest and taxes................      5,110        6,868       --           11,978
Depreciation......................................      2,765          656       --            3,421
Capital expenditures(1)...........................      3,180          701       --            3,881
Segment assets....................................   $ 92,529      $29,319       --         $121,848

                                                      TOWER
                                                    STRUCTURES   ENCLOSURES
1998 (IN THOUSANDS)                                  SEGMENT      SEGMENT     ELIMINATION     TOTAL
-------------------                                 ----------   ----------   -----------   ---------
Net sales.........................................   $111,545      $64,143      $(1,535)    $174,153
Earnings before interest and taxes................      9,201       15,035       --           24,236
Depreciation......................................      2,508          640       --            3,148
Capital expenditures(1)...........................      1,964          319       --            2,283
Segment assets....................................     84,873(2)   $29,319       --         $114,192

                                                      TOWER
                                                    STRUCTURES   ENCLOSURES
1997 (IN THOUSANDS)                                  SEGMENT      SEGMENT     ELIMINATION     TOTAL
-------------------                                 ----------   ----------   -----------   ---------
Net sales.........................................   $110,136      $51,025      $(3,029)    $158,132
Earnings before interest and taxes................     16,790        9,669       --           26,459
Depreciation......................................      2,062          572       --            2,634
Capital expenditures(1)...........................      7,627          680       --            8,307
Segment assets....................................   $ 70,158      $40,914      $--         $111,072

------------------------

(1) Net of asset dispositions and retirements.

(2) Includes equity investment in Brazil of $3,129.

    In 1999, the Tower Structures segment had one customer that accounted for approximately 16% of total segment revenues and 11% of consolidated net sales. The Enclosures segment had two customers that accounted for 24% of total segment revenue, or 7% of consolidated net sales. In 1998, the Tower Structures segment had one customer that accounted for approximately 13% of total segment revenues. The Enclosures segment had four customers that accounted for 65% of total segment revenue with one customer at 35% of total segment revenues, or 13% of consolidated net sales. In 1997, no one customer accounted for more than 10% of the Company's sales.

    Revenues and long-lived assets are related to U.S. operations, except for Mexico, which had revenues of approximately $3.9 million, $0.9 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, and long-lived assets of $60,000, $50,000 and $10,000 as of December 31, 1999, 1998 and 1997, respectively.

20. EXPORT SALES

    Export sales for the years ended December 31, 1999, 1998, and 1997 were $22.1 million, $12.1 million, and $10.2 million, respectively.

21. COMMITMENTS AND CONTINGENCIES

    From time to time, the Company becomes party to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's cost and any potential judgments resulting from such claims and actions would be covered by the Company's product liability insurance, except for deductible limits and self-insured retention. The Company intends to defend such claims and actions in cooperation with its insurers. It is management's opinion that, in any event, their outcome would not have a material adverse effect on the Company's financial position or results of operations.

    The Company employs some materials in its manufacturing processes, including oils and solvents that are regulated by environmental laws. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of ground and water contamination, and expects to continue to make such expenditures to comply with existing and future requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Company has notified state or federal authorities of a possible need to remedy sites it previously operated. The Company has also been notified by various state and federal governmental authorities that they believe it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In several such cases, the Company has entered into settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties or has notified the authorities that it denies liability for clean-up obligations. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

22. QUARTERLY RESULTS OF OPERATIONS

UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)   FIRST      SECOND     THIRD      FOURTH      YEAR
-----------------------------------------------  --------   --------   --------   --------   ---------
1999
Net Sales....................................    $30,162    $29,068    $36,855    $45,811    $141,896
Gross profit.................................      6,717      5,362      9,641     11,121      32,841
Operating income.............................      3,773        207      5,318      4,280      13,578
Income before income taxes...................        714         83      5,330      5,968      12,095
Net income...................................    $   489    $     1    $ 3,032    $ 3,718    $  7,240
Net income per share--basic..................    $  0.01    $  0.00    $  0.06    $  0.07    $   0.14
Net income per share--diluted................    $  0.01    $  0.00    $  0.06    $  0.07    $   0.14
Market price of common stock:
  High.......................................    $ 3.625    $ 2.219    $ 2.250    $ 4.313
  Low........................................    $ 1.875    $ 1.063    $ 1.219    $ 1.906

UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)   FIRST      SECOND     THIRD      FOURTH      YEAR
-----------------------------------------------  --------   --------   --------   --------   ---------
1998
Net Sales....................................    $41,065    $39,931    $47,541    $45,616    $174,153
Gross profit.................................     11,329     11,489     10,068     10,146      43,032
Operating income.............................      6,470      6,466      6,106      5,194      24,236
Income before income taxes...................      6,334      6,306      6,019      4,824      23,483
Net income...................................    $ 3,959    $ 3,831    $ 3,561    $ 2,692    $ 14,043
Net income per share--basic..................    $  0.08    $  0.07    $  0.07    $  0.05    $   0.27
Net income per share--diluted................    $  0.08    $  0.07    $  0.07    $  0.05    $   0.27
Market price of common stock:
  High.......................................    $ 6.250    $ 6.250    $ 4.750    $ 3.500
  Low........................................    $ 4.688    $ 3.750    $ 1.750    $ 1.813

23. SUBSEQUENT EVENTS

    On January 7, 2000, the Company announced the resignation of Maureen B. Bellantoni as Executive Vice President and Chief Financial Officer of the Company, effective February 4, 2000. Ms. Bellantoni assumed the position of Chief Financial Officer at Burger King North America. Daniel J. Pallat has been hired as interim CFO of ROHN until a permanent replacement for Maureen Bellantoni is employed. Mr. Pallat is a partner with Tatum CFO Partners, LLP, a national organization of senior financial executives that provides CFO services to businesses on a permanent or transitional basis. Prior to joining Tatum, he served in financial and operating management positions from CFO to Group Vice President with several public companies.

    On January 19, 2000, the Company announced the retirement of Richard L. Rohn as Vice President--Equipment Enclosures, effective March 6, 2000. The Company will record a charge in 2000 related to Mr. Rohn's retirement, the amount of which has not yet been determined.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
ROHN INDUSTRIES, INC.:

    We have audited the accompanying consolidated balance sheets of ROHN Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROHN Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Chicago, Illinois
February 16, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    See Part I, page 7 for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 11, 2000 (the "Proxy Statement"), under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors", and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information with respect to Item 11 is set forth in the Company's Proxy Statement, under the caption "Executive Compensation" (other than that set forth under the sub-captions "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation"), and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information with respect to Item 12 is set forth in the Company's Proxy Statement, under the caption "Stock Ownership", and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information with respect to Item 13 is set forth in the Company's Proxy Statement, under the caption "Employment Contracts and Other Agreements", and such information is incorporated herein by reference. See also, Note 17 to the consolidated financial statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements:

    The information required by this item is included in Item 8 of this report.

    2. The following financial schedule for the years 1999, 1998 and 1997 is submitted herewith:

       Schedule II--Allowance for Doubtful Accounts.

    3.  Exhibits:

    The following list sets forth the exhibits to this Form 10-K as required by
    Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the balance are incorporated by this reference to documents previously filed with the Securities and Exchange Commission.

NUMBER                                          DESCRIPTION
------                                          -----------
  2.1                   Plan of Reorganization (incorporated herein by reference to
                        Exhibit A to ROHN's Form 10-Q for the quarter ended March
                        31, 1989).

  3.1                   Amended and restated Certificate of Incorporation of ROHN
                        dated December 31, 1997 (incorporated herein by reference to
                        Exhibit A to ROHN's Current Report on Form 8-K filed on
                        December 19, 1997).

  3.2                   Amended and Restated By-laws of ROHN (adopted March 10,
                        2000).

  4.1                   Loan Agreement dated March 9, 1998 by and among LaSalle
                        National Bank and ROHN (incorporated herein by reference to
                        Exhibit 4 to ROHN's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1997).

 10.1*                  UNR Industries, Inc. 1992 Restricted Stock Plan
                        (incorporated herein by reference to Exhibit 10 to ROHN's
                        Form 10-K for the fiscal year ended December 31, 1992).

 10.2*                  UNR Industries, Inc. 1994 Stock Option Plan (incorporated
                        herein by reference to Exhibit A to ROHN's Proxy Statement, dated October 11, 1994).

NUMBER                                          DESCRIPTION
------                                          -----------
 10.3*                  UNR Industries, Inc. 1994 Executive Stock Purchase Plan
                        (incorporated herein by reference to Exhibit B to ROHN's
                        Proxy Statement, dated October 11, 1994).

 10.4*                  Change of Control Agreement between the Company and James R.
                        Cote, dated November 30, 1996 (incorporated herein by
                        reference to Exhibit 10.1(a) to ROHN's Form 10-K for the
                        fiscal year ended December 31, 1998).

 10.5*                  Letter Agreement, dated July 24, 1998 between ROHN
                        Industries, Inc. and Richard L. Rohn (incorporated by reference to Exhibit 10.3(b) to ROHN's Form 10-K for the fiscal year ended December 31, 1998).

 10.6                   Termination Agreement dated March 30, 1999 between ROHN
                        Industries, Inc. and PiRod Holdings, Inc. (incorporated
                        herein by reference to Exhibit 10.5 to ROHN's Form 10-K for the fiscal year ended December 31, 1998).

 10.7*                  Employment Agreement between the Company and Brian B.
                        Pemberton, effective November 11, 1999.

 10.8*                  Amended and Restated ROHN Industries, Inc. 1994 Non-employee
                        Director Stock Ownership Plan, as amended March 27, 2000.

 10.9*                  ROHN Industries, Inc. 1999 Stock Option Plan, as amended
                        November 11, 1999.

 10.10*                 UNR Industries, Inc. Supplemental Executive Retirement Plan
                        effective as of January 1, 1993 (incorporated herein by
                        reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1993).

 10.11*                 Form of Indemnification Agreement, between ROHN Industries,
                        Inc. and each of its directors and officers.

 10.12* UNR Industries, Inc. Key Executives' Stock Option Plan, as amended May 6, 1993.

 10.13                  Statewide Radio System Site Development between The
                        Governor's Office of Administration, Commonwealth of
                        Pennsylvania and the Company, dated November 23, 1999.

 11.1                   Computation can be determined from this report.

 21.1                   List of Subsidiaries.

 23.1                   Consent of Arthur Andersen LLP.

 27.1                   Financial Data Schedule.

 99.1                   Cautionary Statement for purposes of the "Safe Harbor"
                        Provisions of the Private Litigation Reform Act of 1995.

    Exhibits marked with an "*" indicate the exhibit is a management contract or compensatory plan or arrangement.

    (b) A Form 8-K was filed on November 3, 1999 reporting that the Company had hired Maureen B. Bellantoni to serve as Executive Vice President and Chief Financial Officer.

    (c) Exhibits--See section (a) above.

    (d) None.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ROHN Industries, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated
February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Allowance for Doubtful Accounts Schedule Included in Part IV, Item 14(d) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 16, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ROHN INDUSTRIES, INC.

                                               /s/ BRIAN B. PEMBERTON
                                               ---------------------------------------------
                                               Brian B. Pemberton
                                               CHIEF EXECUTIVE OFFICER, PRESIDENT, SECRETARY
                                               & DIRECTOR

March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ BRIAN B. PEMBERTON
     -------------------------------------------------------                               March 30, 2000
     Brian B. Pemberton
     CHIEF EXECUTIVE OFFICER, PRESIDENT, SECRETARY & DIRECTOR

     /s/ DANIEL J. PALLAT
     -------------------------------------------------------                               March 30, 2000
     Daniel J. Pallat
     CHIEF FINANCIAL OFFICER

     /s/ LESTER H. NELSON, III
     -------------------------------------------------------                               March 30, 2000
     Lester H. Nelson, III
     CORPORATE CONTROLLER AND PRINCIPAL ACCOUNTING OFFICER

     /s/ MICHAEL E. LEVINE
     -------------------------------------------------------                               March 30, 2000
     Michael E. Levine
     DIRECTOR, CHAIRMAN OF THE BOARD

     /s/ STEPHEN E. GORMAN
     -------------------------------------------------------                               March 30, 2000
     Stephen E. Gorman
     DIRECTOR

     /s/ JOHN H. LAERI, JR.
     -------------------------------------------------------                               March 30, 2000
     John H. Laeri, Jr.
     DIRECTOR

     /s/ GENE LOCKS
     -------------------------------------------------------                               March 30, 2000
     Gene Locks
     DIRECTOR

     /s/ JORDAN RODERICK
     -------------------------------------------------------                               March 30, 2000
     Jordan Roderick
     DIRECTOR

     /s/ ALAN SCHWARTZ
     -------------------------------------------------------                               March 30, 2000
     Alan Schwartz
     DIRECTOR

                                  SCHEDULE II

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS)

Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

                                                                1997       1998       1999
                                                              --------   --------   --------
Balance--beginning of year..................................   $1,136     $1,451     $1,200
Add (deduct)
--Provision charged to income...............................    1,233         30        245
--Bad debts written-off.....................................     (918)      (169)      (543)
--Reserve reversal and other................................       --       (112)       344
                                                               ------     ------     ------
Balance--end of year........................................   $1,451     $1,200     $1,246
                                                               ======     ======     ======