Form 10-Q
period 2000-03-31
ROHN INDUSTRIES INC
filed 2000-05-15
CIK 315641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

(  )                  TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD
                         FROM              TO
                              ---------       -----------

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

                                 Yes  X   No
                                     ---    ---

                                                                                  Shares Outstanding
                                                                                  as of May 10, 2000
                                                                                  -------------------
Common Stock $.01 par value..............................................             52,761,536


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ROHN INDUSTRIES, INC AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                      (UNAUDITED)

                                                                  Three Months Ended
                                                          -----------------------------------
                                                             March 31,          March 31,
                                                               2000               1999
                                                          ----------------   ----------------
 Net sales                                                        $45,477            $30,162
 Cost of products sold                                             34,829             23,445
                                                          ----------------   ----------------
 Gross profit                                                      10,648              6,717
 Operating expenses:
      Selling expenses                                              2,023              2,053
      General and administrative expenses                           4,010              2,491
                                                          ----------------   ----------------
 Operating income                                                   4,615              2,173
 Interest income, net                                                 151                141
Other expense                                                        ----              1,600
                                                          ----------------   ----------------
 Income before income taxes                                         4,766                714
 Income tax provision                                               1,799                225
                                                          ----------------   ----------------
 Net income                                                        $2,967               $489
                                                          ================   ================

 Earnings per share - basic and diluted                             $0.06              $0.01
                                                          ================   ================

 Weighted average number of shares outstanding
       Basic                                                       52,634             52,814
                                                          ================   ================

       Diluted                                                     53,253             52,814
                                                          ================   ================


The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                  ASSETS                                         March 31, 2000        December 31,
                                                                                   (unaudited)             1999
                                                                            --------------------     -----------------
 CURRENT ASSETS
   Cash and cash equivalents                                                            $25,434              $27,634
   Accounts, notes and other receivables, less allowance
      for doubtful accounts of $1,427 in 2000 and $1,246 in 1999                         36,421               34,051
   Inventories                                                                           31,819               25,885
   Deferred income taxes                                                                  2,900                2,900
   Prepaid expenses                                                                       1,618                1,271
                                                                                   -------------     ----------------
 TOTAL CURRENT ASSETS                                                                    98,192               91,741
                                                                                   -------------     ----------------

Property, plant and equipment                                                            52,635               51,905
Less:  accumulated depreciation                                                         (25,542)             (24,815)
                                                                                   -------------     ----------------
 TOTAL PROPERTY, PLANT AND EQUIPMENT                                                     27,093               27,090
                                                                                   -------------     ----------------

Other assets                                                                              1,205                1,337
Long-term assets of discontinued operations                                               1,988                1,680

                                                                                   -------------     ----------------
 TOTAL ASSETS                                                                          $128,478             $121,848
                                                                                   =============     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Current portion of long-term liabilities                                             $1,085               $1,066
    Accounts payable                                                                     13,787               11,474
    Accrued liabilities & other                                                          17,275               15,463
    Customer deposits                                                                       157                  808
    Net liabilities of discontinued operations                                            1,402                1,157
                                                                                   -------------     ----------------
 TOTAL CURRENT LIABILITIES                                                               33,706               29,968

 Long-term debt                                                                           8,887                9,164
 Nonpension post retirement benefits                                                      2,467                2,300
                                                                                   -------------     ----------------
 TOTAL LIABILITIES                                                                       45,060               41,432
                                                                                   -------------     ----------------

 STOCKHOLDERS' EQUITY
    Common stock                                                                            534                  534
    Capital surplus                                                                      12,800               12,815
    Retained earnings                                                                    74,710               71,743
    Treasury stock                                                                       (3,954)              (3,896)
    Unearned portion of restricted stock                                                   (672)                (780)
                                                                                   -------------     ----------------
TOTAL STOCKHOLDERS' EQUITY                                                               83,418               80,416
                                                                                   -------------     ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $128,478             $121,848
                                                                                   =============     ================

                                     -3-

 The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 March 31,
                                                                                       ------------------------------

                                                                                           2000            1999
                                                                                       -------------- ---------------
          CASH FLOW FROM OPERATING ACTIVITIES
             Net income                                                                       $2,967            $489
             Adjustments for noncash items included in net income:
               Depreciation                                                                      727             849
               Operating requirements:
                 Accounts receivable decrease/(increase)                                      (2,370)          4,918
                 Inventories decrease/(increase)                                              (5,934)              3
                 Prepaid expenses decrease/(increase)                                           (347)            821
                 Accounts payable & accrued expenses increase/(decrease)                       3,493          (7,221)
                 Discontinued operations increase/(decrease)                                     245            (336)
                                                                                       -------------- ---------------
             Net cash used in operating activities                                            (1,219)           (477)
                                                                                       -------------- ---------------

          CASH FLOW FROM INVESTING ACTIVITIES
             Purchase of plant and equipment, net of retirements                                (730)           (661)
             Decrease/(increase) in other assets                                                (176)            437
                                                                                       -------------- ---------------
             Net cash used in investing activities                                              (906)           (224)
                                                                                       -------------- ---------------

          CASH FLOW FROM FINANCING ACTIVITIES
             Decrease in long-term liabilities                                                  (110)           (271)
             Issuance/(cancellation) of common stock                                              35             106
                                                                                       -------------- ---------------
               Net cash used in financing activities                                             (75)           (165)
                                                                                       -------------- ---------------

               Net decrease in cash and cash equivalents                                       2,200           (866)

               Cash & cash equivalents, beginning of period                                   27,634          19,690
                                                                                       -------------- ---------------
               Cash & cash equivalents, end of period                                        $25,434         $18,824
                                                                                       ============== ===============

               Cash paid during the period for interest                                          180             232
               Cash paid during the period for income taxes                                    2,688             ---


          The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF REPORTING FOR INTERIM FINANCIAL STATEMENTS

         The Company, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited financial statements included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

         Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

         Many times, the Company's customers experience delays due to weather, zoning approvals, and other similar circumstances, and request that the Company hold their inventory. In these situations where the product is available for shipment, and title has passed to the customer, the Company recognizes revenue for its Tower Structures segment. The Enclosures segment differs from Tower Structures in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for enclosures, in addition to the requirements of the Towers Structure segment, also requires that actual payment be received.

(3)       PRINCIPLES OF CONSOLIDATION

          The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries ("ROHN" or the "Company"). All significant inter-company transactions have been eliminated in consolidation. The Company accounted for its 49% interest in ROHN BrasilSat, a corporate joint venture in Brazil, under the equity method until its disposition in September 1999.
                                     -5-

(4)       NET INCOME PER SHARE

          Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended March 31, 2000 and 1999, the effect of potentially dilutive stock options was 619,000 and 0, respectively. The Company had additional outstanding stock options of 790,000 as of March 31, 2000, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)       INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

                                                         TOTAL INVENTORIES
                                                           (IN THOUSANDS)

                                                        March 31,           December 31,
                                                          2000                     1999
                                                   --------------------     -------------------
                  Finished goods                               $14,908                 $11,632
                  Work-in-process                               10,243                   7,883
                  Raw materials                                  6,668                   6,370
                                                   --------------------     -------------------
                  Total Inventories                            $31,819                 $25,885
                                                   ====================     ===================

(6)      INVESTMENT IN JOINT VENTURE

         In December 1997, the Company formed a corporate joint venture, ROHN BrasilSat, S.A., with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating its investment, the Company sold its 49% interest in ROHN BrasilSat to its joint venture partner, BrasilSat Harald, S.A.. ROHN accounted for the corporate joint venture under the equity method until its disposition in September 1999. The corporate joint venture had break even results for the first quarter of 1999.

(7)      NEW ACCOUNTING STANDARDS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction. The Company adopted SFAS No. 133 in 1999. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition, as the Company historically has not entered into these types of transactions in the normal course of business.

(8)      BUSINESS SEGMENT INFORMATION

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

                                         Tower
                                       Structures          Enclosures
For the three months ended March 31,     Segment             Segment             Total
                                         -------             -------             -----
2000
----
   Net sales                            $ 32,216             $ 13,261          $ 45,477
   Operating income/(loss)                 2,958                1,657             4,615
   Depreciation                              622                  105               727
   Segment assets                       $109,410             $ 19,068          $128,478

1999
----
   Net sales                            $ 21,302             $  8,860          $ 30,162
   Operating income                          234                1,939             2,173
   Depreciation                              691                  158               849
   Segment assets                       $ 78,451(1)          $ 28,509          $106,960


(1) Includes equity investment in ROHN BrasilSat of $3.2 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         ROHN is a leading manufacturer and installer of infrastructure equipment for the communications industry including cellular, PCS, radio and television broadcast markets. The Company's products include towers, enclosures/shelters, equipment cabinets, poles and antenna mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income

                                                            For the Three Months
                                                              Ended March 31,
                                                           2000              1999
                                                           ----              ----
Net sales                                                 100.0%            100.0%
Cost of sales                                              76.6              77.7
                                                          -----             -----
Gross profit                                               23.4              22.3
S,G&A expense                                              13.3              15.1
                                                          -----             -----
Operating income                                           10.1               7.2
Interest income, net                                        0.4               0.5
Other expense                                               0.0               5.3
                                                          -----             -----
Income before income taxes                                 10.5               2.4
Income tax provision                                        4.0                .8
                                                          -----             -----
Net income from continuing operations                       6.5%              1.6%
                                                          ------            ------
                                                          ------            ------

FOR THE THREE MONTHS ENDED MARCH 31, 2000

         Net sales for the first quarter ended March 31, 2000 were $45.5 million compared to $30.2 million in the first quarter of 1999, an increase of $15.3 million or 50.7%. The increase in sales by business segment was as follows:

                                                                            Dollar        Percentage
For the three months ended March 31,           2000           1999         Increase        Increase
-------------------------------------          ----           ----         --------        --------
Tower structures                              $  32.2        $  21.3           10.9          51.2%
Enclosures                                       13.3            8.9            4.4          49.4%
                                                -----          -----          -----          ----
Total                                         $  45.5        $  30.2        $  15.3          50.7%
                                                -----          -----          -----          ----
                                                -----          -----          -----          ----

         The increase in sales in the Tower structures segment was primarily the result of increased demand for towers due to the continued build-out of infrastructure for wireless communications systems. The increase in sales in the Enclosures segment was primarily due to increased shipments of product related to the fiber optic network market.

         Gross profit for the first quarter of 2000 was $10.6 million versus $6.7 million in the first quarter of 1999, an increase of 58.2%. The increase in gross margin is mainly attributable to the increase in sales. As a percentage to sales, gross profit margin was 23.4% for the first quarter of 2000 in comparison to 22.3% for the same period a year ago. Gross profit margin for the Company's Tower structures segment was 24.5% for the first quarter of 2000 versus 20.9% for the same quarter in 1999. The increase in Tower structures segment margins is mainly attributable to more effective expense control, reduced raw material costs and improved pricing. Tower structures segment margins for the current quarter were negatively impacted, however, by an increase in the percentage of Tower structures segment revenue related to installation and civil engineering work. Historically, margins on the Company's installation business have been significantly lower than margins on sales of its tower and enclosure products. Gross profit margin for the Company's Enclosure segment was 20.8% for the first quarter of 2000 versus 26.2% for the same period in 1999. The decrease in gross margin percentage related to the Enclosure segment is the result of intense price competition for new orders received in 1999.

         Selling, general and administrative ("SG&A") expenses were $6.0 million in the first quarter of 2000 versus $4.5 million in the first quarter of 1999. SG&A expenses increased in the first quarter of 2000 as compared to 1999 due to a $1.2 million charge for expenses relating to the departure of certain management employees at the Company's Enclosures segment. Results for the first quarter of 2000 also included a $0.6 million favorable true-up of an employee bonus accrual related to 1999.

         During the first quarter of 1999, the Company incurred approximately $1.6 million in fees and expenses in connection the proposed failed merger with PiROD holdings, Inc. These expenses were recognized by the Company in the first quarter of 1999, resulting in an adverse impact on earnings of approximately $0.02 per share.

         Earnings per share (basic and diluted) in the first quarter of 2000 were $0.06 versus $0.01 in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth selected information concerning the Company's financial condition:


(DOLLARS IN THOUSANDS)
                                             March 31, 2000          December 31, 1999
                                         -------------------------------------------------
Cash                                             $25,434                   $27,634
Working capital                                   64,486                    61,773
Total debt                                         9,972                    10,230
Current ratio                                     2.91:1                    3.06:1


         The Company's working capital was $64.5 million at March 31, 2000 compared to $61.8 million at December 31, 1999, an increase of $2.7 million.

         At March 31, 2000, the Company had long-term indebtedness of approximately $10.0 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

         The Company does not have any material capital commitments. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company believes that its strong balance sheet allows it substantial financial flexibility.

INVESTMENT IN JOINT VENTURE

         In December 1997, the Company formed a corporate joint venture, ROHN BrasilSat, S.A., with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating it's investment, the Company sold it's 49 percent interest in ROHN BrasilSat to it's joint venture partner, BrasilSat Harald, S.A. ROHN accounted for the corporate joint venture under the equity method until its disposition in September 1999. The corporate joint venture had break even results for the first quarter of 1999.

INFLATION

         Inflation has not had a material effect on the Company's business or results of operation.

NEW ACCOUNTING STANDARDS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" was issued. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction. The Company adopted SFAS No. 133 during the first quarter of 1999. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition, as the Company historically has not entered into these types of transactions in the normal course of business.

SEASONALITY

         The operations of the Company are generally not subject to seasonal fluctuations. However, in the past, the Company has seen disruptions in its customers ability to accept shipments due to unusual and prolonged weather-related construction delays.

         The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that this quarterly fluctuation is due to the capital budgeting cycle of many of its customers who often purchase a disproportionately higher share of the Company's products at the end of the calendar year. The Company expects that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continues.

RECENT DEVELOPMENTS

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

         On January 19, 2000, the Company announced the retirement of Richard L. Rohn as Vice President - Equipment Enclosures which retirement became effective March 6, 2000.

MARKET RISK SENSITIVITY

         The Company has limited exposure to market rate sensitivity and adverse impacts realized would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 2000 or beyond are changes in interest rates and foreign currency exchange rates.

         The Company currently manages its exposure to changes in interest rates by utilizing primarily all fixed rate debt. In the future, it is expected that if additional debt is incurred, the Company would manage its exposure to changes in interest rates by optimizing the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. International operations, which accounted for 15.9% and 21.7% of net sales in the first quarter of 2000 and 1999, respectively, are concentrated principally in Mexico and Central America. In the future, if the Company believes that significant financial risk exists in its international operations, the Company would manage its exposure to changes by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company would not enter into contracts for speculative purposes.

YEAR 2000 COMPLIANCE

         The Company believes material implications and risks related to the Y2K issue have expired, and therefore, does not anticipate experiencing any additional effects related to this issue. The Company did not experience any significant increase in customer demand for its products as a result of the Y2K issue, nor did it experience any problems with its key vendors. The Company incurred Y2K costs of approximately $100,000 in the calendar year 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Market Risk Sensitivity" under Item 2.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.       DEFAULTS ON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)               Exhibits

                           10.1*    Employment Agreement between the Company and
                                    James R. Cote, effective April 7, 2000.

                           11.      The computation can be determined from the report.

                           27.      Financial data schedule.

                           99.1     Cautionary Statement for purposes of the "Safe
                           Harbor" Provisions of the Private Litigation Reform
                           Act of 1995 (incorporated herein by reference to Exhibit 99.1 to ROHN's Form 10-K for the fiscal year ended December 31, 1999).




               Exhibits marked with an "*" indicate the exhibit is a management contract or compensatory plan or arrangement.

         (b)               Reports on Form 8-K

                           On January 10, 2000 the Company filed a report on
                  Form 8-K, reporting under Items 5 and 7, disclosing the resignation of the Company's chief financial officer. The Form
                  8-K also included as an exhibit the Company's press release issued on January 7, 2000 pertaining to the Company's announcement of this event.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ROHN INDUSTRIES, INC.

Dated:  May 15, 2000     /s/ Lester H. Nelson, III
                         -------------------------

                           Lester H. Nelson, III
                           Corporate Controller and Principal Accounting Officer