Form 10-Q
period 2000-06-30
ROHN INDUSTRIES INC
filed 2000-08-14
CIK 315641

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Shares Outstanding as of August 7, 2000
Common Stock $.01 par value	52,797,936

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Net sales	$59,924	$29,068	$105,401	$59,230
Cost of products sold	45,794	23,706	80,623	47,151

Gross profit	14,130	5,362	24,778	12,079
Operating expenses:
Selling expenses	2,306	2,072	4,329	4,125
General and administrative expenses	4,026	3,083	8,036	5,574

Operating income	7,798	207	12,413	2,380
Interest income	308	87	639	459
Interest expense	(181)	(211)	(361)	(442)
Other expense	—	—	—	(1,600)

Income before income taxes	7,925	83	12,691	797
Income tax provision	2,918	25	4,717	250
Equity loss of corporate joint venture	—	57	—	57

Net income	$5,007	$1	$7,974	$490

Earnings per share—basic and diluted	$0.09	$0.00	$0.15	$0.01

Weighted average number of shares outstanding
Basic	52,761	52,784	52,687	52,798

Diluted	53,200	52,821	53,237	52,819

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30, 2000 (unaudited)	December 31, 1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,479	$27,634
Accounts, notes and other receivables, less allowance for doubtful accounts of $1,691 in 2000 and $1,246 in 1999	42,065	34,051
Inventories	31,898	25,885
Deferred income taxes	3,562	2,900
Prepaid expenses	961	1,271

TOTAL CURRENT ASSETS	103,965	91,741

Property, plant and equipment	53,937	51,905
Less: accumulated depreciation	(26,270)	(24,815)

TOTAL PROPERTY, PLANT AND EQUIPMENT	27,667	27,090

Other assets	921	1,337
Long-term assets of discontinued operations	1,988	1,680

TOTAL ASSETS	$134,541	$121,848

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$1,029	$1,066
Accounts payable	15,250	11,474
Accrued liabilities & other	15,958	15,463
Deferred revenue	808	808
Liabilities of discontinued operations	1,385	1,157

TOTAL CURRENT LIABILITIES	34,430	29,968
Long-term debt	8,611	9,164
Nonpension post retirement benefits	2,633	2,300

TOTAL LIABILITIES	45,674	41,432

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares authorized—60,000, shares issued—June 30, 2000: 53,412; December 31, 1999: 53,387	535	534
Capital surplus	13,099	12,815
Retained earnings	79,620	71,743
Treasury stock, at cost—June 30, 2000: 623; December 31, 1999: 635	(3,820)	(3,896)
Unearned portion of restricted stock	(567)	(780)

TOTAL STOCKHOLDERS' EQUITY	88,867	80,416

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,541	$121,848

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2000	1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$7,974	$490
Adjustments for noncash items included in net income:
Depreciation and amortization	1,958	2,057
Restricted stock earned	276	221
Nonpension post retirement benefits	333	167
Operating requirements:
Accounts receivable (increase)/decrease	(8,014)	4,555
Inventories (increase)/decrease	(6,013)	1,300
Deferred income taxes (increase)	(662)	—
Prepaid expenses decrease	533	943
Deferred revenue (decrease)	0	(879)
Accounts payable increase/(decrease)	3,776	(5,571)
Accrued liabilities and other increase/(decrease)	495	(2,225)
Net discontinued operations (increase)/decrease	(80)	637
Other	12	11

Net cash provided by operating activities	588	1,706

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of plant and equipment, net of proceeds	(2,200)	(1,203)
Other	69	(18)

Net cash used for investing activities	(2,131)	(1,221)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(590)	(533)
Issuance of common stock, including treasury shares reissued	36	—
Purchase of treasury shares	(58)	—

Net cash used for financing activities	(612)	(533)

Net decrease in cash and cash equivalents	(2,155)	(48)
Cash & cash equivalents, beginning of period	27,634	19,690

Cash & cash equivalents, end of period	$25,479	$19,642

Cash paid during the period for interest	361	442
Cash paid during the period for income taxes	7,113	—

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

    The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)  Revenue Recognition

    The Company's products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when the product is shipped. Many times, however, the Company's customers experience delays due to weather, zoning approvals, and other similar circumstances, and request that the Company hold their inventory. In these situations, the Company recognizes revenue for its Tower Structures segment prior to the time a product is shipped if each of the following conditions are met:

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

  7.
  The product is complete and ready for shipment; and

  8.
  The customer agrees to pay for the goods under the Company's standard credit terms.

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

(4)  Net Income Per Share

    Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the six months ended June 30, 2000 and 1999, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 550,000 and 21,000, respectively. For the three months ended June 30, 2000 and 1999, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 439,000 and 37,000, respectively. The Company had additional outstanding stock options as of June 30, 2000 and 1999 of 1,140,000 and 745,000, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)  Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	June 30, 2000	December 31, 1999
Finished goods	$15,425	$11,632
Work-in-process	8,464	7,883
Raw materials	8,009	6,370

Total Inventories	$31,898	$25,885

(6)  Investment in Joint Venture

    In December 1997, the Company formed a corporate joint venture, ROHN BrasilSat, S.A., with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating its investment, the Company sold its 49% interest in ROHN BrasilSat to its joint venture partner, BrasilSat Harald, S.A. ROHN accounted for the corporate joint venture under the equity method until its disposition in September 1999. The Company recorded a loss of $57,000 in the second quarter of 1999 and for the six months ended June 30, 1999, which represented the Company's share of the operating losses of the entity.

(7)  New Accounting Standards

    The Company has recognized revenue during the quarter and six months ended June 30, 2000 in accordance with its historical practice. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is evaluating the effects, if any, the adoption of SAB 101, effective January 1, 2000, may have on the results of operations or financial position of the Company. The Securities and Exchange Commission intends to provide additional guidance during the third quarter of 2000 with respect to the interpretation of SAB 101.

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

For the three months ended June 30,	Tower Structures Segment		Enclosures Segment	Total
2000
Net sales	$41,705		$18,219	$59,924
Operating income	4,425		3,373	7,798
Depreciation and amortization	829		152	981
Segment assets	$113,383		$21,158	$134,541
1999
Net sales	$21,270		$7,798	$29,068
Operating (loss)/income	(643)		850	207
Depreciation and amortization	871		157	1,028
Segment assets	$77,666	(1)	$28,484	$106,150

(1)  Includes equity investment in ROHN BrasilSat of $3.2 million

For the six months ended June 30,	Tower Structures Segment		Enclosures Segment	Total
2000
Net sales	$73,921		$31,480	$105,401
Operating income	7,383		5,030	12,413
Depreciation and amortization	1,653		305	1,958
Segment assets	$113,383		$21,158	$134,541
1999
Net sales	$42,572		$16,658	$59,230
Operating (loss)/income	(409)		2,789	2,380
Depreciation and amortization	1,742		315	2,057
Segment assets	$77,666	(1)	$28,484	$106,150

(1)  Includes equity investment in ROHN BrasilSat of $3.2 million

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

    The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations

    ROHN is a leading manufacturer and installer of telecommunications infrastructure equipment for the wireless and fiber optic industry including cellular, PCS, fiber optic networks for the internet, radio and television broadcast markets. The Company's products include towers, equipment enclosures/shelters, cabinets, poles and antennae mounts. The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	81.6	76.5	79.6

Gross profit	23.6	18.4	23.5	20.4
S,G&A expense	10.6	17.7	11.7	16.4

Operating income	13.0	0.7	11.8	4.0
Interest income	0.5	0.3	0.6	0.8
Interest expense	(0.3)	(0.7)	(0.3)	(0.7)
Other expense	0.0	0.0	0.0	(2.7)

Income before income taxes	13.2	0.3	12.1	1.4
Income tax provision	4.9	0.1	4.5	0.4
Equity loss of corporate joint venture	0.0	0.2	0.0	0.1

Net income	8.3%	0.0%	7.6%	0.9%

For the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

    Net sales for the second quarter ended June 30, 2000 were $59.9 million compared to $29.1 million in the second quarter of 1999, an increase of $30.8 million or 105.8%. The increase in sales by business segment was as follows:

For the three months ended June 30,	2000	1999	Dollar Increase	Percentage Increase
Tower Structures	$41.7	$21.3	$20.4	95.8%
Enclosures	18.2	7.8	10.4	133.3%

Total	$59.9	$29.1	$30.8	105.8%

    The increase in sales in the Tower Structures segment was primarily the result of continued strong demand for towers due to the continued build-out of infrastructure for wireless communications systems.

The increase in sales in the Enclosures segment was primarily due to continued strong demand for product related to the fiber optics market.

    Gross profit margin for the second quarter of 2000 was $14.1 million versus $5.4 million in the second quarter of 1999, an increase of 161.1%. The increase in gross profit margin is mainly attributable to the increase in sales. Gross profit margin in 1999 was negatively affected by a $1.5 million charge for excess and obsolete inventory and by a $1 million charge for severance payments related to a reduction in workforce (of which $250,000 affected gross profit margin). As a percentage to sales, gross profit margin was 23.6% for the second quarter of 2000 in comparison to 18.4% for the same period a year ago. Without the impact of the charges taken in the second quarter of 1999, gross profit margin for the second quarter of 1999 would have been 24.5%. Gross profit margins were negatively impacted in the second quarter 2000 as compared to 1999 due to the increase, as a percentage of sales, in revenue derived from the Company's construction business which is comprised of lower margin installation and civil engineering work. This type of business has historically had significantly lower margins than those of the Company's tower and enclosure products. It is expected that gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction related revenue increases. Gross profit margins for the second quarter of 2000 as compared to the same period in 1999 benefited, however, from reduced raw material costs and more effective manufacturing expense control.

    Gross profit margin for the Company's Tower Structures segment was 24.1% for the second quarter of 2000 versus 18.7% for the same quarter in 1999. Tower Structure gross profit margins for the second quarter of 1999 were negatively impacted by $1.3 million of the $1.5 million charge for excess and obsolete inventory and by $250,000 of the charge for severance payments taken in the second quarter of 1999 as discussed above. Without the impact of the special charges taken in the second quarter of 1999, Tower Structure gross profit margins for the second quarter of 1999 would have been 25.9%. The downward pressure on Tower Structure gross profit margins is the result of a greater portion of Tower Structure revenue being derived from installation and civil engineering work, which yield margins that are significantly lower than the margins on the Company's tower and enclosure products. Gross profit margins for the Company's Tower Structures segment benefited in the second quarter of 2000, however, from reduced raw material costs. For the second quarter of 2000, material costs as a percentage of revenue for the Tower Structure manufacturing facilities were 38.1% versus 41.3% for the same period a year ago.

    Gross profit margin for the Company's Enclosure segment was 22.5% for the second quarter of 2000 versus 17.8% for the same period in 1999, which included a charge for inventory obsolescence of $200,000. Without the charge for inventory obsolescence, the gross margin percentage for the second quarter of 1999 would have been 20.4%. The increase in gross profit margin percentage related to the Enclosure segment is the result of better pricing related to the increased demand for enclosure products in the fiber optic market.

    Selling, general and administrative ("SG&A") expenses were $6.3 million in the second quarter of 2000 versus $5.2 million in the second quarter of 1999. SG&A expenses in the second quarter of 1999 included $750,000 in severance payments related to a reduction in workforce. The increase in SG&A expenses in the second quarter of 2000 as compared to 1999 was mainly the result of additional expenses in the Company's construction group related to the administration of the State of Pennsylvania contract, and for administration of the Company's Mexican operation due to the strong growth in sales related to Mexico. As a percentage of sales, SG&A expenses were 10.6% of sales for the quarter ended June 30, 2000 versus 17.7% for the same period in 1999.

    Earnings per share (basic and diluted) in the second quarter of 2000 were $0.09 versus $0.00 in the second quarter of 1999.

For the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

    Net sales for the six months ended June 30, 2000 were $105.4 million compared to $59.2 million in the same six month period a year ago, an increase of $46.2 million or 78.0%. The increase in sales by business segment was as follows:

For the six months ended June 30,	2000	1999	Dollar Increase	Percentage Increase
Tower Structures	$73.9	$42.5	$31.4	73.9%
Enclosures	31.5	16.7	14.8	88.6%

Total	$105.4	$59.2	$46.2	78.0%

    The increase in sales in the Tower Structures segment was primarily the result of continued strong demand for towers due to the continued build-out of infrastructure for wireless communications systems. The increase in sales in the Enclosures segment was primarily due to continued strong demand for product related to the fiber optics market.

    Gross profit margin for the first six months of 2000 was $24.8 million versus $12.1 million in the same period in 1999, an increase of 105.0%. The increase in gross profit margin is mainly attributable to the increase in sales. Gross profit margin in 1999 was negatively affected by a $1.5 million charge for excess and obsolete inventory and by a $1 million charge for severance payments related to a reduction in workforce (of which $250,000 affected gross profit margin). As a percentage to sales, gross profit margin was 23.5% for the first six months of 2000 in comparison to 20.4% for the same period in 1999. Without the impact of the charges taken in the first six months of 1999, gross profit margin for this period would have been 23.4%. Gross profit margins were negatively impacted in the first six months of 2000 as compared to 1999 due to the increases, as a percentage of sales, in revenue derived from the Company's construction business, which is comprised of lower margin installation and civil engineering work. This type of business has historically had significantly lower margins than those of the Company's tower and enclosure products. It is expected that gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction related revenue increases. Gross profit margins for the first six months of 2000 as compared to the same period in 1999 benefited, however, from reduced raw material costs and more effective manufacturing expense control.

    Selling, general and administrative ("SG&A") expenses were $12.4 million in the first six months of 2000 versus $9.7 million for the same period a year ago. The increase in SG&A expense for the first six months of 2000 include additional expenses in the Company's construction group related to the administration of the State of Pennsylvania contract, additional expenses for administration of the Company's Mexican operation due to the strong growth in sales related to Mexico, and a $1.2 million charge for expenses related to the departure of certain management employees at the Company's Enclosure segment. These expenses were partially offset by a $600,000 favorable adjustment of an employee bonus accrual related to 1999. SG&A expenses for the first six months of 1999 includes $750,000 of the $1 million charge for severance costs relating to a reduction in workforce. As a percentage of sales, SG&A expenses were 11.7% of sales for the first six months of 2000 versus 16.4% for the same period in 1999.

    Other expense of $1.6 million for the six months ended June 30, 1999 relates to fees and expenses in connection with the proposed merger with PiRod Holdings, Inc. which was terminated on March 31, 1999.

    Earnings per share (basic and diluted) for the first six months of 2000 were $0.15 versus $0.01 in the same period in 1999.

Liquidity and Capital Resources

    The following table sets forth selected information concerning the Company's financial condition:

(Dollars in thousands)	June 30, 2000	December 31, 1999
Cash	$25,479	$27,634
Working capital	69,535	61,773
Total debt	9,640	10,230
Current ratio	3.02:1	3.06:1

    The Company's working capital was $69.5 million at June 30, 2000 compared to $61.8 million at December 31, 1999, an increase of $7.7 million. The increase in working capital is mainly the result of an increase in trade receivables and inventory.

    At June 30, 2000, the Company had long-term indebtedness of approximately $9.6 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

    The Company has capital commitments of $2.8 million for the purchase of land and an existing manufacturing facility in Casa Grande, Arizona related to the expansion of its Enclosure business. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company believes that its strong balance sheet allows it substantial financial flexibility.

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

Recent Developments

    On June 20, 2000, the Company announced the appointment of James F. Hurley, as Vice President, Finance and Administration and Chief Financial Officer replacing Daniel J. Pallat, who served as Interim Chief Financial Officer since January 2000.

    On July 21, 2000, the Company filed a certificate of amendment to Certificate of Incorporation with the Secretary of the State of Delaware. The amendment to the Company's Restated Certificate of Incorporation, which increases the authorized shares of capital stock which the Company may issue from 60 million to 80 million, was approved by the stockholders of the Company at the May 11, 2000 annual meeting.

Year 2000 Compliance

    The Company believes material implications and risks related to the Y2K issue have expired, and therefore, does not anticipate experiencing any additional effects related to this issue. The Company did not experience any significant increase in customer demand for its products as a result of the Y2K issue, nor did it experience any problems with its key vendors. The Company incurred Y2K costs of approximately $100,000 in 1999.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 11, 2000. The following matters were voted upon:

Proposal 1:  Election of Directors. The following nominees were elected to serve as directors of the Company, to serve until the next annual meeting or until their successors are elected and qualified, by the following vote:

Nominee	For	Against	Abstentions
Stephen E. Gorman	49,205,917	593,251	0
John H. Laeri	49,118,917	680,251	0
Michael E. Levine	49,121,717	677,451	0
Gene Locks	49,205,717	593,451	0
Brian B. Pemberton	48,891,602	907,566	0
Jordan Roderick	49,064,838	734,330	0
Alan Schwartz	49,208,417	590,751	0

Proposal 2: Approval of a Restated Certificate of Incorporation. The Restated Certificate of Incorporation was approved by the following vote:

For	Against	Abstentions
48,584,387	1,081,458	133,323

Proposal 3: Approval of an Amendment to the Amended and Restated ROHN Industries, Inc. 1994 Nonemployee Director Stock Ownership Plan. The Amendment to the Amended and Restated ROHN Industries, Inc. 1994 Nonemployee Director Stock Ownership Plan was approved by the following vote:

For	Against	Abstentions
47,861,278	1,785,654	152,236

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	3.1	Amended and Restated Certificate of Incorporation of ROHN Industries, Inc., dated July 21, 2000.
	10.1*	Employment Agreement between the Company and James F. Hurley, effective June 8, 2000.
	10.2*	Amended and Restated ROHN Industries, Inc. 1994 Nonemployee Director Stock Ownership Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2000).
	11.	The computation can be determined from the report.
	27.	Financial data schedule.
	99.1	Cautionary Statement for purposes of the "Safe Harbor" Provisions of the Private Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99.1 to ROHN's Form 10-K for the fiscal year ended December 31, 1999).

    Exhibits marked with an "*" indicate the exhibit is a management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

    On May 18, 2000 the Company filed a report on Form 8-K, reporting under Items 4 and 7, disclosing a change in the Company's certifying accountant. The Form 8-K also included as an exhibit a letter from Arthur Andersen regarding the change in certifying accountant.

    On May 25, 2000 the Company filed an amended report on Form 8-K/A, amending Item 4 of the Form 8-K filed on May 18, 2000. The Form 8-K/A also included as an exhibit a supplemental letter from Arthur Andersen regarding the amendment to the Form 8-K filed May 18, 2000.

    On June 26, 2000 the Company filed a report on Form 8-K, reporting under Items 5 and 7, announcing the hiring of James F. Hurley as the Company's Vice President, Finance and Administration and Chief Financial Officer. The Form 8-K also included as an exhibit the Company's press release issued on June 20, 2000 pertaining to the Company's announcement of this event.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: August 14, 2000	/s/ LESTER H. NELSON, III Lester H. Nelson, III Corporate Controller and Principal Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ROHN Industries, Inc. and Subsidiaries Consolidated Statements of Income (Dollars in thousands, except for per share data) (unaudited)
ROHN Industries, Inc. and Subsidiaries Consolidated Balance Sheets (in thousands)
ROHN Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flow (Dollars in thousands) (unaudited)
ROHN Industries, Inc. and Subsidiaries Notes to Unaudited Consolidated Financial Statements
PART II—OTHER INFORMATION
SIGNATURES