Form 10-Q
period 2000-09-30
ROHN INDUSTRIES INC
filed 2000-11-14
CIK 315641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

[  ]                    TRANSITION REPORT PURSUANT TO SECTION
              13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE TRANSITION PERIOD
                                  FROM_________   TO_________

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

                                    Yes X  No
                                       ---   ---

                                                         Shares Outstanding
                                                        as of November 10, 2000
                                                        -----------------------
Common Stock $.01 par value........................        52,815,836

                         PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

                                ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                          (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                              (UNAUDITED)

                                                    Three Months Ended        Nine Months Ended
                                               -------------------------  -------------------------
                                              September 30,  September 30, September 30, September 30,
                                                    2000         1999          2000         1999
                                               ------------  ------------  ------------ ------------
Net sales                                         $ 63,956     $ 36,855     $169,357     $ 96,085
Cost of products sold                               48,573       27,214      129,196       74,365
                                                  --------     --------     --------     --------
Gross profit                                        15,383        9,641       40,161       21,720
Operating expenses:
   Selling expenses                                  2,094        1,706        6,423        5,831
   General and administrative expenses               4,067        2,617       12,103        8,191
                                                  --------     --------     --------     --------
Operating income                                     9,222        5,318       21,635        7,698
Interest income                                        264          219          903          678
Interest expense                                       181          207          542          649
Other expense                                         ----         ----         ----        1,600
                                                  --------     --------     --------     --------
Income before income taxes                           9,305        5,330       21,996        6,127
Income tax provision                                   941        2,000        5,658        2,250
Equity loss of corporate joint venture                ----          298         ----          355
                                                  --------     --------     --------     --------
Net income                                        $  8,364     $  3,032     $ 16,338     $  3,522
                                                  ========     ========     ========     ========

Earnings per share - basic and diluted            $   0.16     $   0.06     $   0.31     $   0.07
                                                  ========     ========     ========     ========

Weighted average number of shares outstanding
 Basic                                              52,816       52,752       52,727       52,784
                                                  ========     ========     ========     ========
 Diluted                                            53,340       52,964       53,275       52,869
                                                  ========     ========     ========     ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                     ASSETS                                 September 30,   December 31,
                                                                2000           1999
                                                             (unaudited)
                                                           --------------   ------------
CURRENT ASSETS
 Cash and cash equivalents                                      $  18,899      $  27,634
 Accounts, notes and other receivables, less allowance
 for doubtful accounts of $1,740 in 2000 and $1,246 in 1999        52,260         34,051

 Inventories                                                       33,074         25,885
 Deferred income taxes                                              3,659          2,900
 Prepaid expenses                                                     644          1,271
                                                                ---------      ---------
 TOTAL CURRENT ASSETS                                             108,536         91,741
                                                                ---------      ---------

Property, plant and equipment                                      59,009         51,905
Less: accumulated depreciation                                    (27,038)       (24,815)
                                                                ---------      ---------
 TOTAL PROPERTY, PLANT AND EQUIPMENT                               31,971         27,090
                                                                ---------      ---------

Other assets                                                          858          1,337
Long-term assets of discontinued operations                         1,988          1,680
                                                                ---------      ---------
 TOTAL ASSETS                                                   $ 143,353      $ 121,848
                                                                =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                              $     937      $   1,066
 Accounts payable                                                  18,065         11,474
 Accrued liabilities & other                                       13,317         15,463
 Deferred revenue                                                     971            808
 Liabilities of discontinued operations                             1,319          1,157
                                                                ---------      ---------
TOTAL CURRENT LIABILITIES                                          34,609         29,968
Long-term debt                                                      8,502          9,164
Nonpension post retirement benefits                                 2,800          2,300
                                                                ---------      ---------
TOTAL LIABILITIES                                                  45,911         41,432
                                                                ---------      ---------

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value, shares authorized - 80,000;
  shares issued - September 30, 2000: 53,412; December 31,
  1999: 53,387                                                        534            534
 Capital surplus                                                   13,166         12,815
 Retained earnings                                                 87,863         71,743
 Treasury stock, at cost - September 30, 2000: 598; December
 31, 1999: 635                                                     (3,667)        (3,896)
 Unearned portion of restricted stock                                (454)          (780)
                                                                ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                         97,442         80,416
                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 143,353      $ 121,848
                                                                =========      =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

                     ROHN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                  September 30,
                                                               --------------------
                                                                 2000         1999
                                                              ---------    ----------
CASH FLOW FROM OPERATING ACTIVITIES
 Net income                                                    $ 16,338     $  3,522
 Adjustments for noncash items included in net income:
  Depreciation and amortization                                   2,977        3,086
  Restricted stock earned                                           389          328
  Non pension post retirement benefits                              500          459
  Operating requirements:
   Accounts receivable (increase)/decrease                      (18,209)       3,332
   Inventories (increase)/decrease                               (7,189)       1,384
   Deferred income taxes (increase)/decrease                       (759)
   Prepaid expenses decrease                                        861          976
   Deferred revenue increase/(decrease)                             163         (705)
   Accounts payable increase/(decrease)                           6,591       (4,402)
   Accrued liabilities and other decrease                        (2,146)         398
   Net discontinued operations (decrease)/increase                 (146)         612
   Other                                                             77           17
                                                                --------     --------
Net cash (used for)/provided by operating activities               (553)       9,007
                                                                --------     --------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of plant and equipment, net of proceeds                (7,357)      (3,558)
 Equity investment decrease                                           0        3,129
 Other                                                              (44)          83
                                                                --------     --------
  Net cash used for investing activities                         (7,401)        (346)
                                                               --------     --------

CASH FLOW FROM FINANCING ACTIVITIES
 Repayment of debt                                                 (791)        (799)
 Issuance/(cancellation) of common stock, including treasury         68            0
shares reissued
 Purchase of treasury shares                                        (58)           0
                                                                --------     --------
 Net cash used for financing activities                            (781)        (799)
                                                                --------     --------

  Net (decrease)/increase in cash and cash equivalents           (8,735)       7,862
  Cash & cash equivalents, beginning of period                   27,634       19,690
                                                                --------     --------
  Cash & cash equivalents, end of period                       $ 18,899       27,552
                                                                ========     ========

  Cash paid during the period for interest                          541          206
  Cash paid during the period for income taxes                   10,712

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

     The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

     The Equipment Enclosures segment differs from Tower Structures segment in that enclosures are generally ordered by the customer in multiple units on a project basis and are not necessarily site specific. Therefore, the revenue recognition policy for Equipment enclosures segment, in addition to the requirements of the Towers Structure segment, also requires that actual payment be received.

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

(4)  NET INCOME PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the nine months ended September 30, 2000 and 1999, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 547,400 and 84,500, respectively. For the three months ended September 30, 2000 and 1999, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 524,100 and 211,000, respectively. The Company had additional outstanding stock options as of September 30, 2000 and 1999 of 790,000 and 745,000, respectively, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

(5)  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead.

                                     TOTAL INVENTORIES
                                       (IN THOUSANDS)

                                      September 30,    December 31,
                                           2000             1999
                                      --------------   --------------
                    Finished goods      $13,724         $11,632
                    Work-in-process      11,229           7,883
                    Raw materials         8,121           6,370
                                        -------         -------
                    Total Inventories   $33,074         $25,885
                                        =======         =======

(6)  INVESTMENT IN JOINT VENTURE

     In December 1997, the Company formed a corporate joint venture, ROHN BrasilSat, S.A., with BrasilSat Harald, S.A., Brazil's largest tower manufacturer and installer, to serve the growing telecommunications infrastructure industry in Brazil and the rest of South America. In September 1999, after re-evaluating its investment, the Company sold its 49% interest in ROHN BrasilSat to its joint venture partner, BrasilSat Harald, S.A. ROHN accounted for the corporate joint venture under the equity method until its disposition in September 1999. The Company recorded a loss of $298,000 in the third quarter of 1999 and a loss of $355,000 for the nine months ended September 30, 1999.

(7)  NEW ACCOUNTING STANDARDS

     The Company has recognized revenue during the quarter and nine months ended September 30, 2000 in accordance with its historical practice. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is evaluating the effects, if any, the adoption of SAB 101, effective January 1, 2000, may have on the results of operations or financial position of the Company. The Company will adopt SAB 101 during the fourth quarter 2000.

(8)  INCOME TAXES

     During the quarter ended September 20, 2000, the Company made a one-time, non-cash non-operational adjustment of $2.5 million to the Company's tax reserves which was related to the expiration of the 1996 Statue of Limitations for examination of the Company's 1996 federal income tax return.

(9)  BUSINESS SEGMENT INFORMATION

     The Company operates in two business segments: Tower Structures and Equipment Enclosures. The segments are managed as strategic business units due to their distinct manufacturing processes and potential end-user application. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana. The Equipment Enclosures segment includes manufacturing plants in Bessemer, Alabama and Casa Grande, Arizona.


     Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 1. The Company evaluates segment performance based on earnings before interest and taxes. Transfers between segments, which are not material in nature, are recorded at cost.

                                               Tower        Equipment
                                             Structures    Enclosures
For the three months ended September 30,      Segment        Segment      Total
                                              -------        -------      -----
2000
 Net sales                                   $ 42,787     $ 21,169      $63,956
 Operating income                               5,422        3,800        9,222
 Depreciation and amortization                    865          154        1,019
 Segment assets                              $123,966     $ 19,387     $143,353

1999
 Net sales                                   $ 25,478     $ 11,377      $36,855
 Operating income                               3,445        1,873        5,318
 Depreciation and amortization                    871          158        1,029
 Segment assets                              $ 81,115     $ 32,163     $113,278

                                                Tower    Equipment
                                              Structures Enclosures
For the nine months ended  September 30,       Segment    Segment    Total
                                               -------    -------    -----
2000
 Net sales                                   $116,708     $ 52,649     $169,357
 Operating income                              12,805        8,830       21,635
 Depreciation and amortization                  2,518          459        2,977
 Segment assets                              $123,966     $ 19,387     $143,353

1999
 Net sales                                   $ 68,051     $ 28,034      $96,085
 Operating income                               3,036        4,662        7,698
 Depreciation and amortization                  2,613          473        3,086
 Segment assets                              $ 81,115     $ 32,163     $113,278

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS.
OVERVIEW

     The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                         For the Three Months   For the Nine Months
                                          Ended September 30,    Ended September 30,
                                             2000     1999        2000     1999
                                             ----     ----        ----     ----
Net sales                                  100.0%   100.0%      100.0%   100.0%
Cost of sales                               75.9     73.8        76.3     77.4
                                            -----    -----       -----    -----
Gross profit                                24.1     26.2        23.7     22.6
S,G&A expense                                9.6     11.7        10.9     14.6
                                            -----    -----       -----    -----
Operating income                            14.5     14.5        12.8      8.0
Interest income                              0.4      0.6         0.5      0.7
Interest expense                             0.3      0.6         0.3      0.7
Other expense                                0.0      0.0         0.0      1.7
                                            -----    -----       -----    -----
Income before income taxes                  14.6     14.5        13.0      6.3
Income tax provision                         1.5      5.4         3.3      2.3
Equity loss of corporate joint venture       0.0      0.8         0.0      0.4
                                            -----    -----       -----    -----
Net income from continuing operations       13.1%     8.3%        9.7%     3.6%
                                            =====    =====       =====    =====

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the third quarter ended September 30, 2000 were $64.0 million compared to $36.9 million in the third quarter of 1999, an increase of $27.1 million or 73.4%. The increase in sales by business segment was as follows:

                                                                            Dollar     Percentage
For the three months ended September 30,              2000        1999     Increase     Increase
----------------------------------------              -----       -----    --------     --------
Tower Structures                                     $42.8        $25.5      $17.3        67.8%
Equipment Enclosures                                  21.2         11.4        9.8        86.0%
                                                    ------         ----     ------       ------
Total                                                $64.0        $36.9      $27.1        73.4%
                                                     =====        =====      =====       ======

     The increase in sales in the Tower Structures segment was primarily the result of demand for towers due to the continued build-out of infrastructure for wireless communications systems and increased sales from the Company's construction and installation business. The increase in sales in the Equipment Enclosures segment was primarily due to continued demand for product related to the fiber optics market.

     Gross profit margin for the third quarter of 2000 was $15.4 million versus $9.6 million in the third quarter of 1999, an increase of 60.4%. The increase in gross profit margin is attributable to the increase in sales. As a percentage to sales, gross profit margin was 24.1% for the third quarter of 2000 in comparison to 26.0% for the same period a year ago. Gross profit margins were negatively impacted in the third quarter 2000 as compared to 1999 due to the increase, as a percentage to sales, in revenue derived from the Company's construction and installation business which is comprised of lower margin installation and civil engineering work. This type of business has historically had significantly lower margins than those of the Company's tower and equipment enclosure products. It is expected that the overall Company gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction related revenue increases.

     Gross profit margin for the Company's Tower Structures segment was 25.3% for the third quarter of 2000 versus 28.5% for the same quarter in 1999. The downward pressure on Tower Structure gross profit margins is the result of a greater portion of Tower Structure revenue being derived from installation and civil engineering work, which yield margins that are significantly lower than the margins on the Company's tower products. Gross profit margins for the Company's Tower Structures segment benefited in the third quarter of 2000, however, from reduced raw material costs and more effective manufacturing expense control. For the third quarter of 2000, material costs as a percentage of revenue for the Tower Structures manufacturing facilities were 37.3% versus 42.7% for the same period a year ago.

     Gross profit margin for the Company's Equipment Enclosures segment was 21.4% for the third quarter of 2000 versus 21.1% for the same period in 1999. Equipment Enclosure margins increased slightly in the third quarter 2000 as a result of upward pricing pressures caused by increasing demand for equipment enclosure products for the fiber optic market. Equipment Enclosure margins in the third quarter were negatively affected, however, by start-up costs related to the new equipment enclosure manufacturing facility located in Casa Grande, Arizona.

     Selling, general and administrative ("SG&A") expenses were $6.2 million in the third quarter of 2000 versus $4.3 million in the third quarter of 1999. This is an increase of $1.9 million, or 44.2%. The increase in SG&A expenses in the third quarter of 2000 as compared to 1999 was mainly the result of additional expenses required to support a 73.4% increase in sales, plus additional expenses in the Company's construction group related to the administration of the State of Pennsylvania contract, and additional expenses for administration of the Company's Mexican operation due to the strong growth in sales related to Mexico. As a percentage of sales, SG&A expenses were 9.6% of sales for the quarter ended September 30, 2000 versus 11.7% for the same period in 1999.

     Net earnings in the third quarter 2000 include the effect of a $2.5 million ($0.05/share) one-time, non-cash non-operational adjustment to the Company's tax reserves related to the expiration of the 1996 Statue of Limitations for examination of the Company's 1996 federal income tax return.

     Earnings per share (basic and diluted) in the third quarter of 2000 were $0.16 versus $0.06 in the third quarter of 1999. Earnings per share in the third quarter 2000 include the effect of a one time, non-cash, non-operational tax benefit of $0.05 per share.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the nine months ended September 30, 2000 were $169.4 million compared to $96.1 million in the same nine month period a year ago, an increase of $73.3 million or 76.3%. The increase in sales by business segment was as follows:

                                                                    Dollar      Percentage
For the nine months ended September 30,        2000        1999    Increase      Increase
---------------------------------------       ------      ------   --------      --------
Tower Structures                              $116.7      $ 68.1     $48.6         71.4%
Equipment Enclosures                            52.7        28.0      24.7         88.2%
                                              ------      ------     -----         -----
Total                                         $169.4      $ 96.1     $73.3         76.3%
                                              ======      ======     =====         =====

     The increase in sales in the Tower Structures segment was primarily the result of continued demand for towers due to the build-out of infrastructure for wireless communications systems and increased sales from the Company's construction and installation business. The increase in sales in the Equipment Enclosures segment was due to continued strong demand for product related to the fiber optics market.

     Gross profit margin for the first nine months of 2000 was $40.2 million versus $21.7 million in the same period in 1999, an increase of 85.3%. The increase in gross profit margin is attributable to the increase in sales. Gross profit margin in 1999 was negatively affected by a $1.5 million charge for excess and obsolete inventory and by a $1 million charge for severance payments related to a reduction in workforce (of which $250,000 affected gross profit margin). As a percentage to sales, gross profit margin was 23.7% for the first nine months of 2000 in comparison to 22.6% for the same period in 1999. Without the impact of the severance and excess and obsolete inventory charges taken in the first nine months of 1999, gross profit margin for this period would have been 24.4%. Gross profit margins were negatively impacted in the first nine months of 2000 as compared to 1999 due to the increase, as a percentage of sales, in revenue derived from the Company's construction business, which is comprised of lower margin installation and civil engineering work. This type of business has historically had significantly lower margins than those of the Company's tower and enclosure products. It is expected that overall Company gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction related revenue increases.

     Selling, general and administrative ("SG&A") expenses were $18.5 million in the first nine months of 2000 versus $14.0 million for the same period a year ago. This represents a $4.5 million increase in SG&A expenses, or a 32.1% increase. The increase in SG&A expense reflects additional expenses necessary to support the 76.3% growth in sales, and includes additional expenses related to the Company's construction group for the administration of the State of Pennsylvania contract, additional expenses for administration of the Company's Mexican operation due to the strong growth in sales related to Mexico, and a $1.2 million charge for expenses related to the departure of certain management employees at the Company's Equipment Enclosures Segment. These expenses were partially offset by a $600,000 favorable adjustment of an employee bonus accrual related to 1999. SG&A expenses for the first nine months of 1999 includes $750,000 of the $1 million charge for severance costs relating to a reduction in workforce. As a percentage of sales, SG&A expenses were 10.9% of sales for the first nine months of 2000 versus 14.6% for the same period in 1999.

     Other expense of $1.6 million for the nine months ended September 30, 1999 relates to fees and expenses in connection with the proposed merger with PiRod Holdings, Inc. which was terminated on March 31, 1999.

     Earnings per share (basic and diluted) for the first nine months of 2000 were $0.31 versus $0.07 in the same period in 1999. Earnings per share for 2000 include a one time, non-cash, non-operational tax benefit of $0.05 per share.

LIQUIDITY AND CAPITAL RESOURCES

       The following table sets forth selected information concerning the
                         Company's financial condition:

(DOLLARS IN THOUSANDS)
                              September 30,    December 31,
                                 2000             1999
                            ----------------------------------
Cash                             $18,899          $27,634
Working capital                   73,927           61,773
Total debt                         9,439           10,230
Current ratio                     3.14:1           3.06:1

     The Company's working capital was $73.9 million at September 30, 2000 compared to $61.8 million at December 31, 1999, an increase of $12.1 million. The increase in working capital is mainly the result of an increase in trade receivables and inventory related to the increase in sales.

     At September 30, 2000, the Company had long-term indebtedness of approximately $9.4 million including current maturities of long-term debt. The Company's long-term indebtedness was related to mortgage notes payable and capital leases.

     The Company has remaining capital commitments of $9.6 million for the purchase of equipment and for the expansion of its Equipment Enclosures manufacturing facility in Casa Grande, Arizona. The Company also has capital comittments of $4.95 million for the purchase of land and for the construction of a tapered steel pole manufacturing facility in Peoria, Illinois. The Company expects that it will meet its ongoing working capital and capital expenditure requirements from operating cash flows. In addition, the Company believes that its strong balance sheet allows it substantial financial flexibility.

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

RECENT DEVELOPMENTS

     On August 2, 2000, the Company announced the appointment of Paul Grove, as Vice President, General Manager, Tower Division.

     On September 18, 2000, the Company announced that the Board of Director's approved an additional investment of $13 million in the Casa Grande, Arizona Equipment Enclosure facility.

     On October 18, 2000, the Company announced that the Board of Director's approved plans to build a new $10 million tapered steel pole facility in Peoria, Illinois, expanding the Company's Tower Division.

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


FORWARD-LOOKING INFORMATION

     Matters discussed in this report may contain forward-looking statements which reflect management's current judgment. Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications and equipment business, and the risk that the Company's analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to the Company's Securities and Exchange Commission filings.



                                 PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3. DEFAULTS ON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

     (b)  Reports on Form 8-K

          On September 18, 2000 the Company filed a report on Form 8-K, reporting under Items 7 and 9. The Form 8-K also included as an exhibit the Company's press release issued September 18, 2000 and a slide presentation furnished to certain analysts in connection with a conference call held on September 18, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROHN INDUSTRIES, INC.

DATED:  NOVEMBER 14, 2000          /S/ LESTER H. NELSON, III
-------------------------          -------------------------
                                   Lester H. Nelson, III
                                   Corporate Controller and Principal Accounting
                                   Officer