Form 10-K
period 2000-12-31
ROHN INDUSTRIES INC
filed 2001-04-02
CIK 315641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

Commission File No. 1-8009

ROHN Industries, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3060977
(State of incorporation)	(I.R.S. Employer Identification No.)
6718 West Plank Road, Peoria, Illinois	61604
(Address of principal executive office)	(Zip Code)

Registrant's telephone number including area code: (309) 697-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value

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

    On March 26, 2001, 52,822,436 shares of common stock were outstanding. The aggregate market value of stock held by nonaffiliates of the registrant is $87,111,945, based upon the closing price of $3.875 per share on that date. For purposes of this computation, shares held by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2001 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed filed as a part hereof.

PART I

    Matters discussed in this report contain forward-looking statements which reflect management's current judgment. Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications equipment and fiber optic network business, and the risk that the Company's analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to this report, which information may be revised in future Securities and Exchange Commission filings by the Company.

Item 1. Business.

General

    ROHN Industries, Inc., formerly known as UNR Industries, Inc., ("ROHN" or the "Company"), is a leading manufacturer and installer of infrastructure products for the fiber optic network and communications industries, including cellular telephone, Internet, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures, equipment enclosures and construction services. The Company is primarily a domestic manufacturer, and comments on market conditions relate to the domestic market. However, the Company began a small manufacturing operation for equipment enclosures in Mexico City, Mexico in late 2000.

    From 1995 to 1997, the Company's growth was primarily due to the growth of domestic wireless communications systems, and the growth of its equipment enclosures product line. While U. S. wireless capital expenditures continued at an accelerated pace from late 1997 through the first half of 1999, these expenditures were increasingly made in technological system improvements rather than for additional cell site development. In addition, the development of a new build-to-suit tower industry, along with local zoning requirements, encouraged increased emphasis on co-location of existing and new cell sites, further decreasing the total number of cell sites developed. These were significant factors in the decreased revenues experienced by the Company during 1999. The Company benefited in 2000 from the build-out of wireless communication systems as capacity requirements increased with the growth in both wireless voice and data, along with the growth of infrastructure to support voice and data transmissions through fiber optic networks. It is anticipated that additional growth will be realized from the build-to-suit industry, which erects towers and equipment enclosures and leases them to wireless carriers, and from the continued additions of new capacity in the fiber optics industry.

    The Company's key products consist of self-supporting and guyed (cable-supported) tubular and solid towers, steel and concrete poles, concrete, fiberglass and steel equipment enclosures, equipment cabinets, antenna mounts and construction services. The Company discontinued the manufacture and sale of steel agricultural products in late 2000.

    The Company was organized as a Delaware corporation in 1979. In 1982, the Company filed a voluntarily petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to a Plan of Reorganization accepted by the Company's creditors and stockholders and confirmed by the Bankruptcy Court in 1989, the Company issued 42,404,847 shares of common stock to the UNR Asbestos-Disease Claims Trust (the "Trust") and unsecured creditors in full discharge of all claims. The Trust currently owns 29,348,051 shares of common stock representing approximately 55.6% of the

Company's currently outstanding shares of common stock (while the Trust has agreed to sell up to 6,791,493 shares back to the Company in conjunction with the Company's self tender offer, the Trust's relative ownership is not expected to change as a result of the self tender offer or the Company's purchase of the Trust's shares). In March 1997, the Company moved its principal executive offices from Chicago, Illinois to Peoria, Illinois, and in December 1997, the Company changed its name to ROHN Industries, Inc. The Company currently maintains its executive offices and main tower manufacturing facility at 6718 West Plank Road, Peoria, Illinois 61604.

    On March 8, 2001, the Company announced it was conducting a self tender offer for up to 5,430,729 shares of its common stock, and had entered into an agreement with its largest stockholder, whereby the Company would purchase up to 6,791,493 shares of common stock from such stockholder shortly after the self tender offer. The Company entered into a $75 million secured credit facility in order to provide the funding for these transactions, as well as for the refinancing of certain existing indebtedness, and for expenses and general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Tender Offer/Trust Stock Purchases" in Item 7 for additional information.

Telecommunications Equipment Market

    The use of wireless voice services in the United States has shown rapid growth in recent years, from about 5 million subscribers in 1990 to approximately 100 million at the end of 2000. Increased demand for wireless voice and data services is expected to present significant growth opportunities for wireless telecommunication service providers. According to the Cellular Telecommunications Industry Association (the "CTIA"), in the United States, the penetration rate of wireless telecommunications subscribers is expected to double over the next six years, from approximately 33% of the current population to 70% by 2006. According to the CTIA, wireless data growth is forecast to grow at even higher rates than wireless voice services, from approximately 2 million subscribers in 1999 to 25 million subscribers in 2006. To keep up with this increased demand, wireless carriers will require new cell sites in order to add coverage zones, as well as to handle increases in subscribers in existing coverage zones.

    Competition among wireless carriers is becoming increasingly intense, lowering the average cost per minute for a wireless call (voice and data) to the point where a wireless phone is now an economic alternative to a wireline phone. This cost reduction may serve to further enhance the growth of wireless subscribers. In addition, other new technologies such as broadband wireless provide opportunities to serve the rapid growth of internet services by providing "last mile" links from fiber optic hubs to office buildings. New technologies are continually being introduced to use available wireless spectrum as an alternative to traditional copper wire. These new technologies often require the use of towers, poles, mounts and equipment enclosures such as those manufactured by the Company.

    Radio and Television broadcast is another market served by the Company. Recent changes in FCC regulation and the introduction of high definition television (HDTV) should provide additional opportunities for the Company, as new antenna support structures may be required to support these new broadcasting technologies. During 2000, the Company manufactured and shipped a 2,000-foot HDTV tower for Central Missouri State University. Erection of this 2,000 foot structure is scheduled to be completed in the first half of 2001. This contract represents the Company's first entry into the ultra high tower market as a result of the Company's commitment to the expanding tall tower industry. The Company has enhanced its engineering, manufacturing and installation capabilities to enable it to expand its sales in this market segment.

    ROHN is also an active participant in the fiber optic network industry, supplying equipment enclosures and site installation services to many of the major fiber optic carriers in the United States. The main source of growth in fiber optics telecommunications is data traffic and the Internet. The strong demand for increased bandwidth by businesses and consumers is spurring systems deployment and upgrades to increasingly faster optical networking systems. In 2000, the Company received a number of contracts with fiber optics carriers, including Level 3 Communications, 360Networks, Williams Communications and PFNet. As deployment of optical networking systems increases, demand for equipment enclosures which house and protect the equipment that runs these systems should increase as well. ROHN equipment enclosures will continue to provide secure housing for valuable transmission equipment located in sites around the country.

    The Company also plans to continue to develop international markets through its United States customers by following these customers to new markets throughout the world and through the establishment of strategic partnerships such as its relationship with Radiotronica, S.A. See "Business—International" in Item 1 for additional information.

Products

    Tower Structures.  The Company manufactures many configurations of towers, ranging from a 2,000-foot high tower to small antenna mounts. The Company's principal tower product is the tubular self-supporting tower ranging in heights up to 900 feet. The Company's towers are used across the world for television broadcast, AM/FM radio broadcast, microwave, cellular telephone, PCS, radar, surveillance camera mounts, solar power stations and weather stations. Included within the Tower Structures segment are steel and concrete poles, generally used where space is too limited to erect a tower and antenna mounts that are hot-dipped galvanized to prevent corrosion. Antenna mounts range from non-penetrating roof mounts that spread the balanced weight of an antenna over a large area to mounts that concentrate weight for compact installation. The Company also provides tower mounts, wall mounts for corners or flat walls, square pole mounts, and standard roof mounts for flat or sloped roofs.

    Historically, the Company's tower products have consisted primarily of tubular steel towers, which represent about 85% to 90% of this segment's sales. As part of its initiative to grow market share, the Company increased its focus on solid steel towers in 2000, developing a manufacturing process and establishing a sales effort to support this product line. While there is not a significant difference between tubular steel towers and solid steel towers in functionality, manufacturing processes, or costs to produce, the Company has found that some of its prospective customers have a preference for solid steel towers, which are currently offered by some of ROHN's competitors. The Company plans to increase emphasis on sales of solid steel towers to existing and new customers in 2001.

    Approximately 51%, 64% and 55% of the Company's revenues were attributable to sales in the Tower Structures segment for years 2000, 1999 and 1998, respectively.

    Equipment Enclosures.  Secure housing of highly valuable electronic components and power systems is a major concern for communications companies. The Company's concrete equipment enclosures are made of lightweight concrete with steel reinforcements for added strength. The Company's fiberglass equipment enclosures are made of laminated fiberglass and are lightweight, portable, strong and secure. The Company also markets a non-combustible equipment enclosure for rooftop applications, manufactured with a steel frame to meet strict fire codes. Equipment cabinets, made of lightweight concrete or molded fiberglass for water and rust resistance, are designed as maintenance-free structures for compact equipment installations. The Equipment Enclosures segment accounted for approximately 36%, 30% and 38% of the Company's revenues for years 2000, 1999 and 1998, respectively. Concrete structures represent the largest part of the Company's Equipment Enclosures segment, generating more than 87% of Equipment Enclosures segment revenues for years 2000, 1999 and 1998.

    Construction Services.  The Company provides customers with turnkey construction services, which it tailors based upon customers' project needs. The Company's construction services have historically been offered as a means of supporting tower sales efforts to customers that did not have construction capabilities. In the last two years, however, ROHN's construction capabilities have grown to meet the needs of tower and enclosure customers who have large project needs, where ROHN's products may provide only one of the many types of structures that require erection and installation. The Company offers its customers the opportunity to engage ROHN to obtain and/or coordinate the following services: site identification, search acquisition and preparation, certified tower and equipment enclosure design drawings, civil engineering services, tower and equipment enclosure foundations, tower erection and equipment enclosure installation, procurement and installation of antennae and transmission lines, and maintenance and inspection of sites. Construction services accounted for approximately 13%, 6% and 7% of the Company's revenues for years 2000, 1999 and 1998, respectively.

    See Note 16 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's business segments.

Patents and Trademarks

    The Company has several patents and trademarks, none of which are considered material to its operations.

Seasonality of Business

    The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. Many of these fluctuations have resulted from disruptions in its customers ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers, who often purchase a disproportionately higher share of the Company's products near the end of the calendar year. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continue.

    The Company's working capital requirements do not vary significantly from period to period.

International

    Foreign sales accounted for approximately $37.6 million, $22.1 million and $12.1 million of the Company's revenues for years 2000, 1999 and 1998, respectively. The Company has sold towers and other equipment in more than 55 countries and currently operates a small manufacturing facility, as well as a sales and construction office, in Mexico City, Mexico. In December 1997, the Company entered into an agreement with BrasilSat Harald S.A. ("BrasilSat") of Curitiba, Brazil to form a corporate joint venture to serve the telecommunications infrastructure industry in Brazil and South America. The corporate joint venture began production of enclosures in late 1998. The corporate joint venture's operations were adversely affected by the Brazilian economy in 1998 and early 1999. In September 1999, the Company sold its interest in the joint venture to its joint venture partner, BrasilSat. The Company plans to develop other foreign markets through its United States customers, who are investing in telecommunications on a global basis, and through the continued establishment of partnerships and facilities in key developing countries.

    In September 1999, the Company announced a joint marketing agreement with Radiotronica, S.A., a Spanish multi-national firm which is one of the world's largest turnkey telecommunications providers. Radiotronica currently operates in Spain, Portugal, Morocco, and Latin America, where it has subsidiaries in Argentina, Brazil, Chile, Columbia, Mexico, El Salvador, Guatemala and Peru. As part of the agreement, the Company and Radiotronica cooperate in the development and construction of the wireless telecommunications infrastructure in Latin America. The agreement provides for a unified marketing and sales structure.

    Substantially all of the Company's sales of products produced in the United States are negotiated, invoiced and paid in United States dollars. Sales of products and services obtained outside the United States are typically negotiated, invoiced and paid in local currency. Accordingly, as international business becomes a greater portion of the Company's revenue, exchange rates may have an increased effect on the Company's revenue. Changes in exchange rates may also influence the willingness of customers to purchase the Company's products. Adverse effects from economic instability similar to those experienced by BrasilSat in 1998 and early 1999 may have an adverse effect on the Company's foreign sales. In addition, the Company's international business strategy may require it to make significant investments outside of the United States. While the Company's credit facility permits international investments, subject to specified limits, the Company can not be certain that the permitted amount will be sufficient to fully execute its international business strategy.

    See Notes 15 and 16 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's international operations.

Customers and Backlog

    The Company markets its products worldwide, through a variety of marketing channels with different customer focuses. Domestically, the Company has 14 direct salespeople.

    For international sales efforts, the Company employs three salespeople who concentrate on Mexico and Latin America. In addition, the Company utilizes two key distributors and a variety of agents to cover the remainder of the world.

    The Company includes in its backlog both the value of contracts it has received from customers, as well as firm purchase orders it has received to produce and complete delivery of products and services. In early 2001, as a result of receiving change orders effecting cancellations and deferrals, the Company removed approximately $41 million from its backlog. After taking these reductions into account, at December 31, 2000, the Company's backlog was approximately $120.8 million. The Company's backlog was approximately $93.0 million and $29.0 million at December 31, 1999 and 1998, respectively. The 2000 and 1999 backlog includes a substantial portion of a $40 million contract with the Commonwealth of Pennsylvania for a statewide radio communications project. It is anticipated that this turnkey project will be substantially completed by the end of 2002. One customer accounted for approximately 16% and 11% of the Company's net sales in 2002 and 1999, respectively. In 1998, another customer accounted for approximately 12% of the Company's net sales.

Competition

    The telecommunications infrastructure industry is highly competitive. No one company holds a dominant position on a national basis in any of the Company's business segments. In each of the Tower Structures and Equipment Enclosure segments, the number of competitors is numerous, with several large national manufacturers accounting for a substantial majority of the sales. The Company believes that it is one of these large manufacturers. The Construction Services segment is highly fragmented.

    The Company faces substantial competition in the Tower Structures, Equipment Enclosures and Construction Services segments of its business from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than the Company. The Company believes the primary basis of competition in its business are price, quality, service and lead time for delivery. The Company's competitors can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics and to improve customer service. Competitive pressures caused an erosion in operating margins in 1998 and early 1999, and competitive pressures could again necessitate further price reductions, adversely affecting operating results in the future. The Company believes that it has certain competitive advantages over its competitors, such as its broad engineering flexibility and capability, its historic customer relationships, its international relationships, its ability to retain a skilled workforce, and its purchasing volume for raw materials. The Company cannot be certain that it will be able to maintain the competitive advantages it currently enjoys.

Raw Materials

    The primary raw materials used by the Company to produce its products are steel, zinc and concrete. These materials are currently readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and does not anticipate a shortage of raw materials. The Company's ability to continue to acquire steel, zinc and concrete on favorable terms, however, may be adversely affected by factors beyond its control.

    Because steel, zinc and concrete constitute a significant portion of the Company's cost of goods sold, any increase in the price of such materials could have a material adverse impact on the Company's gross profit margins.

Employees

    As of December 31, 2000, the Company employed 1,095 people. As a result of order cancellations and deferrals announced in early 2001, and a slowdown in incoming order rates, the Company implemented staffing reductions in the first quarter of 2001. The Company has decreased its workforce by approximately 145 employees and 154 temporary and contract personnel from its level at the end of 2000.

    Collective bargaining agreements cover 348 employees at its facilities in Peoria and Frankfort at December 31, 2000. The Company's union employees are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. During 2000, the company negotiated a new two tier wage agreement with the UAW in connection with the construction and startup of the new tapered steel pole facility being constructed in Peoria, Illinois. This new labor agreement also extends the Company's current UAW labor agreement until 2006. The Company considers its relations with its employees to be good.

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

Environmental Matters

    The Company is subject to laws and regulations pertaining to air emissions, wastewater discharge, the handling and disposal of solid and hazardous wastes, the remediation of site contamination, etc., relating to health, safety and the protection of the environment. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of soil and groundwater contamination, and expects to continue to make such expenditures to comply with existing and future requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Company has notified state or federal authorities of a possible need to remedy currently or formerly operated sites. The Company has also been notified by various state and federal governmental authorities that it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In several such cases, the Company has entered into settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties involving currently or formerly operated sites, or has notified authorities that it denies liability for clean-up obligations. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, and based on currently available information, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

Item 2. Properties.

    The Company has 1,146,000 square feet of manufacturing capacity at facilities located in Peoria, Illinois, Bessemer, Alabama, Frankfort, Indiana, Casa Grande, Arizona and Mexico City, Mexico. The Company's headquarters are located in Peoria, Illinois. Each of the Company's domestic facilities is subject to a mortgage or leasehold mortgage, securing the obligations of the Company and its subsidiaries under the Company's bank credit facility. Listed below are the manufacturing facilities of the Company:

Location	Owned/Leased	Square Footage	Principal Application Served
Peoria, IL	Owned	467,000	Tower manufacturing, pole manufacturing and galvanizing
Frankfort, IN	Owned	180,000	Tower and tower mounts manufacturing
Bessemer, AL	Owned/Leased(1)	250,000	Enclosure manufacturing
Casa Grande, AZ	Owned	242,000	Enclosure manufacturing
Mexico City, Mexico	Leased(2)	7,000	Enclosure manufacturing

(1)
Lease expires September 15, 2011

(2)
Lease expires March 1, 2002

    The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

Item 3. Legal Proceedings.

    The Company is involved in various pending legal proceedings and claims arising in the ordinary course of business, as well as pending claims arising from the Company's disposition of certain Divisions in 1996. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes, after consultation with legal counsel, that such proceedings and claims, individually or in the aggregate, are not material to any of its businesses, financial condition, or results of operations. See "Business-Environmental Matters" in Item 1 for additional information.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

Additional Item: Executive Officers of the Registrant

    The Executive Officers of the Company are listed below. Executive Officers are elected by the Board of Directors and serve at the discretion of the Board.

Name of Executive Officer	Officer Since	Age	Present Position and Five Year Business Experience
Brian B. Pemberton	1997	56	President and Chief Executive Officer of ROHN Industries, Inc. (commencing April 14, 1997); President, Skycell Services, a division of American Mobile Satellite Corporation, a common carrier providing satellite-based mobile voice and data services to North America ("AMSC")(August 1996 to December 1996); President and Chief Executive Officer, AMSC (April 1995 to August 1996).
James R. Cote	1993	51	Vice President—Sales and Marketing of ROHN Industries, Inc. (June 1999 to present); Vice President—International and Corporate Development (April 1998 to June 1999); Vice-President—Sales and Marketing (September 1997 to April 1998); Vice-President Sales and Marketing, ROHN Division of UNR Industries, Inc. (1994-1997).
James F. Hurley	2000	48	Vice-President—Chief Financial Officer of ROHN Industries, Inc. (commencing June 2000). Senior Vice President of Finance, MIS and Administration and Chief Financial Officer for Quality Stores, Inc. (1997-2000). Vice President of Finance and Chief Financial Officer for Quality Stores (1995-1997).
Lester H. Nelson, III	1999	40	Corporate Controller and Principal Accounting Officer of ROHN Industries, Inc. (commencing June 1999); Corporate Controller (1997 to June 1999); Staff Accountant (1992 to 1997).
David G. Brinker	2000	47	Vice President—Engineering of ROHN Industries, Inc. (commencing 1994).
Paul D. Grove	2000	47	Vice President—Tower Division of ROHN Industries, Inc. (commencing August 2000); President and General Manager, Hutchinson/Mayrath Division of TIC United Corporation (1997 To 2000); General Manager of SST Truck Company (1996 To 1997); Vice President—Manufacturing of Marmon Motors Co. (1986 to 1997).
Rufus J. Pearson, III	2000	59	Vice President—Construction Services of ROHN Industries, Inc. (commencing June 2000); Managing Director of Redevelopment Project—Northwestern Memorial Hospital (April 1998 to September 1999); Associate Vice President for Engineering and Facilities—Loyola University Medical Center (1991-1998).
Horace Ward	2000	40	President—Equipment Enclosure Division of ROHN Industries, Inc. (commencing December 2000); Vice President of Equipment Enclosures Division (March 2000 to December 2000); Manufacturing Manager (January 1998 to March 2000); Plant Manager—Heil Environmental Industries, Inc. (1995-1997)

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

    The Company's common stock is quoted on the Nasdaq National Market. Its trading symbol is ROHN. The following table sets forth, for the periods indicated, the high and low bid quotations on the Nasdaq National Market as reported by Dow Jones:

	High	Low	Dividends Per Share
1999
First Quarter	3 5/8	1 7/8	—
Second Quarter	2 7/32	1 1/16	—
Third Quarter	2 1/4	1 7/32	—
Fourth Quarter	4 5/16	1 29/32	—
2000
First Quarter	6 7/32	2 11/16	—
Second Quarter	4 13/16	2 1/2	—
Third Quarter	5 1/8	3 7/8	—
Fourth Quarter	5 3/8	3 1/8	—

    As of March 26, 2001, the Company had 2,045 registered holders of record of its common stock and 52,822,436 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.

Dividend Policy

    The Company has not paid dividends on its common stock since December 29, 1997. The Company's credit facility prohibits the Company from paying dividends prior to 2003 without the consent of the lenders under the credit facility, and thereafter restricts the payment of dividends. The Company may consider paying dividends in the future. However, any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions including under any credit facility or other financing agreements then in effect, and other factors deemed relevant by the Company's Board of Directors.

Item 6. Selected Financial Data.

(In thousands, except per share data)	2000	1999	1998	1997	1996
Five Year Summary of Operations
Net sales	$253,741	$150,469	$183,916	$163,033	$155,965
Cost of products sold	197,266	117,628	140,884	116,025	108,378

Gross profit	56,475	32,841	43,032	47,008	47,587

Operating income	31,531	13,578	24,236	26,459	32,498

Interest income(expense), net	438	117	(753)	(477)	884
Other income(expense)	—	(1,600)	—	4,088	—

Income from continuing operations before income taxes	31,969	12,095	23,483	30,070	33,382
Income tax provision	9,489	4,500	8,900	11,151	13,100
Equity loss of corporate joint venture	—	355	540	—	—

Income from continuing operations	22,480	7,240	14,043	18,919	20,282
Discontinued operations—
Income from operations, net of tax	—	—	—	—	3,859
Gain (loss) on dispositions, net of tax	—	—	—	—	21,900

Net Income	$22,480	$7,240	$14,043	$18,919	$46,041

Net income per share—basic
Continuing operations	$0.43	$0.14	$0.27	$0.36	$0.39
Discontinued operations—
Income from operations	—	—	—	—	0.08
Gain (loss) on dispositions	—	—	—	—	0.42

Net income per share—basic	$0.43	$0.14	$0.27	$0.36	$0.89

Net Income per share—diluted
Continuing operations	$0.42	$0.14	$0.27	$0.36	$0.39
Discontinued operations—
Income from operations	—	—	—	—	0.08
Gain (loss) on dispositions	—	—	—	—	0.42

Net income per share—diluted	$0.42	$0.14	$0.27	$0.36	$0.89

Dividends declared per common share	$—	$—	$—	$0.10	$2.60
Weighted average common shares outstanding—Basic	52,752	52,575	52,774	52,475	52,383
Weighted average common shares and equivalent shares outstanding—Diluted	53,297	52,921	52,779	52,558	52,566
Five-Year Summary of Financial Data
Total assets	$160,814	$121,848	$114,192	$111,072	$93,372
Stockholders' equity	103,691	80,416	72,579	58,042	42,511
Dividends declared	—	—	—	5,245	136,368
Return on assets	14.0%	5.9%	12.3%	17.0%	49.3%
Return on stockholders' equity	21.7%	9.0%	19.3%	32.6%	108.3%
Capital expenditures	14,094	3,908	2,283	8,307	11,658
Depreciation and amortization	4,506	4,134	3,809	3,107	1,909
Long-term liabilities	10,822	11,464	12,327	11,271	12,191

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three years ended December 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Results of Operations

    The Company is a leading manufacturer and installer of infrastructure products for the fiber optics and communications industries, including Internet, cellular telephone, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures, equipment enclosures and construction services.

    Certain prior year amounts have been reclassified to conform with the current year presentation.

    Prior to the end of the 2000 fiscal year, the Company historically reported financial results for two business segments, Tower Structures and Equipment Enclosures. Beginning with its results for the fiscal year ended December 31, 2000, the Company began reporting financial results for a third business segment, Construction Services. Consequently, the business segment results disclosed in this Form 10-K for fiscal years prior to the 2000 fiscal year for the Tower Structures and Equipment Enclosures segments have been adjusted to reflect the break-out of Construction Services as a separate segment. Prior to the break-out of the Construction Services segment, financial results related to construction services were primarily included with the Towers Structures segment.

    The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

For the years ended December 31,	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of products and services sold	77.7	78.2	76.6

Gross profit	22.3	21.8	23.4
Selling, general and administrative expense	9.8	12.8	10.2

Operating income	12.5	9.0	13.2
Interest income	0.4	0.6	0.2
Interest expense	0.3	0.5	0.6
Other expense	—	1.1	—

Income before income taxes	12.6	8.0	12.8
Income tax provision	3.7	2.9	4.8
Equity loss of joint venture	—	.3	.3

Income from continuing operations	8.9%	4.8%	7.7%

2000 Compared to 1999

    Net sales for 2000 were $253.7 million compared to $150.5 million in 1999, an increase of $103.2 million or 68.6%. The increases in sales by business segment were as follows:

For the years ended December 31,	2000	1999	Dollar Increase	Percentage Increase
Tower Structures	$130.5	$96.8	$33.7	34.8%
Equipment Enclosures	90.9	45.2	45.7	101.1%
Construction Services	32.3	8.5	23.8	280.0%

Total	$253.7	$150.5	$103.2	68.6%

    The increase in sales in the Tower Structures segment was primarily the result of increased demand for towers due to the build-out of infrastructure for wireless communications systems. The increase in sales in the Equipment Enclosures segment was primarily due to a significant increase in new customer contracts related to the expansion into multi-wide enclosures to the fiber optic network industry. The increase in sales in the Construction Services segment is the result of increased sales related to the Commonwealth of Pennsylvania contract, which was in place for the full year in 2000.

    International sales increased to $37.6 million in 2000 from $22.1 million in 1999, an increase of $15.5 million or 70.1%. This increase in international sales is the result of increased purchases by the Company's two primary Mexican customers.

    On December 1, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000. The implementation of SAB 101 had no material effect on the Company's revenue recognition process.

    Many times, the Company's customers experience delays due to weather, zoning approvals, and similar circumstances, and requests that the Company hold their inventory. In these situations where the product is available for shipment, and title has passed to the customer, the Company recognizes revenue for its Tower Structures segment. The results of operations for the years ended December 31, 2000 and 1999 include Tower Structure bill and hold revenues of $11.4 million and $2.4 million, respectively, related to product which had not yet shipped, but where the required earnings criteria had been met.

    Similar to the Towers Structures segment, the Equipment Enclosures segment recognizes revenue prior to shipment in situations in which the product is available for shipment, the customer has accepted title and the earnings criteria has been met. Results of operations for the years ended December 31, 2000 and 1999 include Equipment Enclosure bill and hold revenues of $7.4 million and $4.9 million, respectively, for which product had not yet shipped, but where the required earnings criteria had been met.

    Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized. The Company treats each project site, including each site within the Commonwealth of Pennsylvania contract, as a separate project. With the Company's entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects which span multiple reporting periods. During 2000, the percentage of completion method was utilized only on the Central Missouri State University 2000 foot tall tower project.

    Gross profit for 2000 was $56.5 million versus $32.8 million in 1999, an increase of 72.3%. The increase in gross profit was mainly attributable to the increase in sales. Gross profit margins were 22.3% in 2000 versus 21.8% for 1999. The increase in gross profit margin is primarily the result of reduced raw material costs in the Company's Tower Structures segment, which began to have a positive impact beginning in late 1999. Gross profit margins were negatively affected in 2000, however, by start up costs related to the new equipment enclosure facility being constructed in Casa Grande, Arizona. Without the impact of the start up costs related to the new Casa Grande facility, gross profit margins for 2000 would have been 22.8%. Gross profit margins were also negatively impacted in 2000 by a change in mix. The Company's Construction Services segment revenue increased as a percentage of total sales. The Company's Construction Services segment is comprised of lower margin construction and civil engineering work. This type of work has historically had significantly lower margins than those of the Company's tower and equipment enclosure products. Gross profit margins were negatively affected in 1999 by non-recurring charges taken during the first half of 1999 totaling $1.8 million, of which $1.5 million related to a write-down of inventory and $0.3 million related to severance payments due to a reduction in workforce. Without the impact of the non-recurring charges taken during the first half of 1999, gross profit margins for 1999 would have been 23.0%. It is expected that the Company's gross profit margin will continue to decrease slightly as the portion of total revenue derived from the Construction Services segment increases.

    Gross profit margins for the Company's Tower Structures segment increased from 23.2% in 1999 to 27.1% in 2000. This increase in gross profit margin was primarily the result of reduced raw material costs which began to have a positive effect on gross profit margins beginning in late 1999. Gross profit margins for the Towers Structure segment were negatively impacted in 1999, however, by $1.3 million of inventory write-downs and by $0.3 million in severance payments related to a reduction in workforce. Without the effects of these non-recurring charges taken in 1999, the gross profit margin for 1999 for the Company's Tower Structures segment would have been 24.8%.

    Gross profit margins for the Company's Equipment Enclosure segment decreased from 19.7% in 1999 to 18.5% in 2000. Gross margins were negatively affected in 2000 by the start up costs related to the Company's new equipment enclosure facility in Casa Grande, Arizona. Without the impact of these start up costs, gross profit margins for the Equipment Enclosure segment for 2000 would have been 20.1%. Gross profit margins for the Equipment Enclosures segment were negatively impacted in 1999 as a result of intense price competition for new orders received in 1999, and by inventory write-downs of $0.2 million. Without the impact of the inventory write-down, gross profit margins for the Equipment Enclosure segment for 1999 would have been 20.1%.

    Gross profit margins for the Company's Construction Services segment decreased from 17.9% in 1999 to 13.3% for 2000. Gross profit margins in the Construction Services segment were negatively impacted in 2000 by the Company's entry into the tall tower market. To gain share in this market, ROHN was aggressive in pricing its products and services in order to gain experience in the tall tower industry. Without the impact of the tall towers, gross profit margins in 2000 would have been 14.7%. Gross profit margins were also negatively impacted in 2000 as a result of the increase in revenue, as a percentage of total Construction Services revenue, derived from the Company's Construction Services operation in Mexico. The Company has an agreement with an installation contractor which limits the Company's gross profit margins on construction and installation work in Mexico to 5%.

    In November 1999, the Company entered into a contract with the Commonwealth of Pennsylvania to supply and install communications towers/poles and/or enclosures for a state-wide radio communications project. It was originally anticipated that this contract could generate approximately $40 million in revenues, and that this project would be substantially completed by the end of 2000. However, due to delays by the Commonwealth of Pennsylvania in releasing sites for development, the Company recognized only $11 million in revenue from this contract in 2000. On March 29, 2001, the Company announced a supplemental agreement with the Commonwealth of Pennsylvania to construct radio tower sites in two additional regions in Pennsylvania. This supplemental agreement is estimated to generate an additional $20 million in revenue. It is now anticipated that the remainder of this contract will be completed in 2002. Historically, margins on the Company's installation business have been significantly lower than margins achieved on its tower and enclosure products. Due to the large portion of the contract which comprises installation and civil engineering work, it is anticipated that the margins to be recognized on the Commonwealth of Pennsylvania contract will be significantly lower than the margins the Company has recently achieved in its Tower Structures or Equipment Enclosures segment.

    Selling, general and administrative ("SG&A") expenses were $24.9 million in 2000 versus $19.3 million in 1999, an increase of $5.6 million, or 29.0%. As a percentage of sales, SG&A expenses were 9.8% in 2000 versus 12.8% in 1999. The increase in SG&A expenses was primarily the result of additional infrastructure expenses needed to support the 68.6% increase in sales volume, additional expenses related to the administration of the Commonwealth of Pennsylvania contract, and additional expenses for administration of the Company's Mexican operation due to strong growth in sales in Mexico. SG&A expenses in 2000 also increased due to a $1.2 million charge for expenses relating to the departure of certain management employees at the Company's Equipment Enclosures segment. This $1.2 million charge in 2000 was offset in part by a $0.6 million favorable adjustment of an employee bonus accrual related to 1999. SG&A expenses in 1999 were negatively affected by a charge for severance payments of $0.7 million taken in the second quarter of 1999 relating to a reduction in workforce.

    The Company incurred other expenses of approximately $1.6 million in 1999 related to fees and expenses in connection with the proposed merger with PiRod Holdings, Inc., which was terminated on March 31, 1999. These expenses were recognized by the Company in the first quarter of 1999, resulting in an adverse impact on earnings of approximately $0.02 per share.

    The Company's effective tax rate for 2000 was 29.7% versus 37.2% in 1999. The Company's effective tax rate in 2000 includes the effect of a $2.5 million ($0.05 per share) one-time, non-cash non-operational adjustment to the Company's tax reserves related to the expiration of the statute of limitations for examination of the Company's 1996 federal income tax return.

    The equity loss of the corporate joint venture of $0.36 million in 1999 relates to the Company's share of the operating losses for ROHN BrasilSat, as well as the loss related to the sale of its joint venture interest. The Company accounted for this corporate joint venture under the equity method until its disposition in September 1999. Of the $0.36 million loss recorded by the Company in 1999, $0.12 million represented the Company's share of the operating losses of the entity and $0.24 million of the loss was related to the sale of the Company's interest in the joint venture. The operations of ROHN BrasilSat started in 1998. The Company sold its 49% interest in the joint venture to its joint venture partner in September 1999.

    Earnings per share were $0.43 per share basic and $0.42 per share fully diluted in 2000 and $0.14 per share basic and fully diluted in 1999. Earnings per share for 2000 include the effect of a one-time, non-cash non-operational tax benefit of $0.05 per share. The non-recurring charges taken in the first half of 1999 related to the failed merger, inventory writedown and severance payments reduced earnings per share for 1999 by $0.05 per share basic and diluted.

1999 Compared to 1998

    Net sales for 1999 were $150.5 million compared to $183.9 million in 1998, a decrease of $33.4 million, or 18.2%. The decreases in sales by business segment were as follows.

For the years ended December 31,	1999	1998	Dollar Decrease	Percentage Decrease
Tower Structures	$96.8	$101.2	$4.4	4.3%
Enclosures	45.2	69.4	24.2	34.9%
Construction Services	8.5	13.3	4.8	36.1%

Total	$150.5	$183.9	$33.4	18.2%

    Sales in the Tower Structures segment were basically flat year to year 1999 versus 1998. The slight decrease in sales in the Tower Structures segment was the result of an overall softness in the Tower Structures market, primarily early in 1999. The decrease in the Equipment Enclosures segment was primarily due to a significant reduction in sales volume to a provider of a high-speed broadband fiber optic network whose build-out was completed in 1999. The decrease in the Construction Services segment was the result of a softness in the demand for the installation and erection of towers within the wireless communication industry.

    International sales increased to $22.1 million in 1999 from $12.1 million in 1998, an increase of $10.0 million or 82.6%. This increase in international sales was the result of the Company's efforts to increase international market penetration, particularly in Mexico and Latin America.

    Many times, the Company's customers experienced delays due to weather, zoning approvals, and similar circumstances, and requested that the Company hold their inventory. In these situations where the product was available for shipment, and title had passed to the customer, the Company recognized revenue for its Tower Structures segment. Results of operations for the years ended December 31, 1999 and 1998 included Tower Structure bill and hold revenues of $2.4 million and $4.2 million, respectively, related to product not yet shipped, but where the required earnings criteria had been met.

    Similar to the Towers Structures segment, the Equipment Enclosures segment recognizes revenue prior to shipment in situations in which the product is available for shipment, the customer has accepted title and the earnings criteria has been met. Results of operations for the years ended December 31, 1999 and 1998 include Equipment Enclosure bill and hold revenues of $4.9 million and $6.5 million, respectively, for which product had not yet shipped, but where the required earnings criteria had been met.

    Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects were capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized.

    Gross profit for 1999 was $32.8 million versus $43.0 million in 1998, a decrease of $10.2 million or 23.7%. Gross profit margin was 21.8% in 1999 versus 23.4% for 1998. The decrease in gross profit margin was primarily attributable to non-recurring charges taken during the first half of 1999 totaling $1.8 million, of which $1.5 million related to a write-down of inventory and $0.3 million related to severance payments due to a reduction in workforce. Without the impact of the non-recurring charges taken during the first half of 1999, gross profit margin would have been $34.6 million or 23.0% of sales.

    Gross profit margins for the Company's Tower Structures segment decreased slightly from 23.9% in 1998 to 23.2% in 1999. Gross profit margins were positively impacted in 1999 by reduced raw material costs, which began to have an impact on gross profit margins in late 1999. Gross profit margins for the Towers Structure segment were negatively impacted in 1999 by $1.3 million of inventory write-downs and by $0.3 million in severance payments related to a reduction in workforce. Without the effects of these non-recurring charges taken in 1999, the gross profit margin for 1999 for the Company's Tower Structures segment would have been 24.7%.

    Gross profit margins for the Company's Equipment Enclosure segment decreased from 24.4% in 1998 to 19.7% in 1999. This decrease in gross profit margin was primarily the result of intense price competition for new orders received in 1999, and $0.2 million in inventory write-downs.

    Gross profit margins for the Company's Construction Services segment increased from 14.3% in 1998 to 17.9% in 1999. The increase in gross profit margins is primarily related to the higher margins on construction work performed under the Commonwealth of Pennsylvania contract.

    Selling, general and administrative ("SG&A") expenses were $19.3 million in 1999 versus $18.8 million in 1998, an increase of $0.5 million, or 2.7%. As a percentage of sales, SG&A expenses were 12.8% in 1999 and 10.2% in 1998. The increase in SG&A expenses was primarily attributable to a charge for severance payments of $0.7 million taken in the second quarter of 1999 relating to a reduction in workforce. Without this non-recurring charge, SG&A expense for 1999 would have been $18.6 million.

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

    The equity loss of the corporate joint venture of $0.36 million for 1999 relates to the Company's share of the operating losses for ROHN BrasilSat, as well as the loss related to the sale of its joint venture interest. The Company accounted for this corporate joint venture under the equity method until its disposition in September 1999. Of the $0.36 million loss recorded by the Company in 1999, $0.12 million represented the Company's share of the operating losses of the entity and $0.24 million of the loss was related to the sale of the Company's interest in the joint venture. The operations of ROHN BrasilSat started in 1998. The Company sold its 49% interest in the joint venture to its joint venture partner in September 1999.

    Earnings per share (basic and diluted) were $0.14 in 1999 versus $0.27 in 1998. The decrease in earnings per share was primarily attributable to the softness in demand for the Company's products in 1999, the non-recurring charges of $2.5 million taken during the second quarter of 1999, and the charge of $1.6 million taken during the first quarter of 1999 for the failed merger transaction. The charges taken in the first half of 1999 related to the failed merger, inventory write-down and severance payments reduced earnings per share for 1999 by $0.05 per share basic and diluted.

Liquidity and Capital Resources

    The following table sets forth selected information concerning the Company's financial condition:

(Dollars In Thousands)	December 31, 2000	December 31, 1999
Cash	$19,081	$27,634
Working capital	73,843	61,773
Total debt	9,147	10,230
Current ratio	2.60:1	3.06:1

    At December 31, 2000, the Company had aggregate indebtedness of $9.1 million. The Company's outstanding indebtedness was related to mortgage notes payable and capital leases. In connection with its entry into a new credit facility discussed below, the Company paid off the mortgage notes and capital leases with borrowings under the credit facility in March 2001.

    Net Cash Provided by Operating Activities.  Net cash provided by operating activities in 2000 decreased by $2.8 million to $7.2 million from $10.0 million in 1999. This decrease was primarily attributable to increases in inventory and accounts receivable levels due to increased sales and was partially offset by an increase in accounts payable.

    Net Cash Used in Investing Activities.  Net cash used in investing activities increased $13.7 million to $14.7 million from $1.0 million in 1999. This use of cash reflects capital expenditures for the start-up and expansion of the Company's Casa Grande, Arizona facility and our new tapered steel pole facility in Peoria, Illinois.

    Net Cash Used in Financing Activities.  Net cash used in financing activities in 2000 was $1.1 million, substantially unchanged from 1999. This use of cash reflects the principal payments on indebtedness existing in 2000. On March 8, 2001, the Company used $11.25 million of borrowings under its new credit facility to repay $9.1 million of existing mortgage notes and capital leases and to pay premiums associated with that repayment.

    As of December 31, 2000, the Company had remaining capital commitments of $5.9 for the purchase of equipment and expansion of its equipment enclosure manufacturing facility in Casa Grande, Arizona and remaining capital commitments of $3.1 million for the construction of a tapered steel pole facility in Peoria, Illinois.

    The Company's principal liquidity requirements are currently for the completion of its self tender offer and stock purchase from the Trust; working capital and general corporate purposes, including capital expenditures; and debt service requirements. The Company believes that its cash flow from operations, cash on hand and borrowings available under the credit facility will be sufficient to meet its currently anticipated liquidity requirements.

New Credit Facility

    On March 8, 2001, the Company entered into a new credit facility. The credit facility initially provides for a revolving facility of up to $20 million. Upon the completion of the Company's tender offer, the credit facility will provide for aggregate borrowings of $75 million and consist of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company will require to purchase shares in its tender offer, are conditioned upon the concurrent completion of the offer, and, after giving effect to the Company's purchase of shares in the offer and from the Trust, the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan terminate on May 8, 2001, if the initial borrowing under that loan has not then occurred. The maximum amount the Company is allowed to borrow under the credit facility for the purchase of shares in the self tender offer and in the related purchase from the Trust is $55 million.

    Availability.  Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of 85% of eligible accounts receivable and 50% of eligible inventory. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes. Borrowings under the term loan may be used for general corporate purposes and it is expected that the term loan will be used to fund the purchase of shares in the Company's self tender offer and the purchase of shares from the UNR Asbestos Disease Claims Trust. Upon the closing of the Company's self tender offering, the full $45.0 million of the revolving credit facility will be available, subject to the existence of a sufficient borrowing base to permit revolving loans in this amount.

    Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company's option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 2.25% for Eurodollar rate loans and 1.00% for base rate loans and after the six month anniversary of our entry into the credit agreement, will vary from 1.75% to 2.25% for LIBOR rate loans and from 0.50% to 1.00% for base rate loans, and will be based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

    Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on March 8, 2006. Scheduled repayments of the term loan in quarterly installments of $1,500,000 begin on June 30, 2001 and continue through March 8, 2006, with the remaining unpaid balance due on that date.

    Commitment Reductions and Repayments.  Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds. In addition, the Company is required to make, annually, mandatory repayments in an amount equal to 50% of annual excess cash flow, as defined in the credit facility. Mandatory prepayments under the term loan will be applied to amortization payments in the inverse order of maturity. The Company may prepay the loans at any time without premium or penalty (except for prepayments of eurodollar loans, as to which breakage costs may be payable).

    Security and Guarantees.  The obligations under the credit agreement are secured by a first priority security interest in substantially all of the Company's assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

    Covenants.  The credit facility contains customary restrictive covenants, which, among other things and with exceptions, limit the Company's ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company's business. The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non-guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

Inflation

    Inflation has not had a material effect on the Company's business or results of operations.

Seasonality and Quarterly Results of Operations

    The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that this quarterly fluctuation results from disruptions in its customers ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers, who often purchase a disproportionately higher share of the Company's products near the end of the calendar year. The Company expects that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continues.

Recent Accounting Pronouncements

    In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs." The EITF, effective in the fourth quarter 2000, reached final consensus that amounts billed, if any, for shipping and handling, should be included in revenue. In addition, costs incurred for shipping and handling should be recorded in cost of sales or otherwise disclosed, but not netted against amounts billed. In connection with the implementation of EITF 00-10, the Company reclassified $14.3 million, $8.6 million and $9.8 million for 2000, 1999 and 1998, respectively, of amounts from cost of product sold to revenue.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect upon the results of operations or financial position of the Company.

Tender Offer/Trust Stock Purchase

    On March 8, 2001, the Company announced that it was commencing a "Dutch Auction" self tender offer to purchase up to 5.43 million shares, or 10.3%, of its outstanding shares of common stock. Under the terms of the offer, the Company's stockholders may offer to sell to the Company all or a portion of the shares they own within a price range of $3.75 to $4.50 per share in cash, without interest. The offer expires at 5:00 PM, New York City time, on Friday, April 6, 2001, unless the Company extends the offer. The definitive terms of the Company's self tender are contained in the offer to purchase and the related letter of transmittal, each of which are exhibits to the Company's tender offer statement on Schedule TO, which is on file with the Securities and Exchange Commission.

    In connection with the self tender offer, the Company entered into a stock purchase agreement with the Trust, which currently owns 29,348,051 of the Company's shares, representing 55.6% of the outstanding shares. Under this agreement, the Trust has agreed that it will not tender any of its shares into the self tender offer. In lieu of the Trust's participation, the Trust has agreed to sell to the Company and the Company has agreed to purchase from the Trust, shortly after the self tender offer expires, at the same price in cash paid in the offer, the same proportion of the Trust's shares as the proportion of all other stockholders' shares that is purchased in the self tender offer. Assuming the self tender offer is fully subscribed, the Company would buy 6,791,493 shares, directly from the Trust. In this case, the Company would purchase, in aggregate, approximately 12.2 million shares, or approximately 23% of its outstanding shares in the self tender offer and from the Trust.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 2001 or beyond are changes in interest rates and foreign currency exchange rates.

    The Company has over the last several years managed its exposure to changes in interest rates by utilizing primarily fixed rate debt. The Company's new credit facility bears interest at variable rates. The credit facility requires that the Company enter into interest rate hedging arrangements within 120 days of March 8, 2001, providing for a fixed rate of interest on a notional amount of $30,000,000 for a period of two years and at least $15,000,000 for the third year. The Company expects to enter into such arrangements within the required time frame.

    Through the Company's credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate. The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $57.9 million of variable rate debt that will be outstanding after giving effect to the purchase of approximately

12.2 million shares of the Company's common stock pursuant to its self tender offer and stock purchase agreement with the Trust at $4.50 per share, and other borrowings under the credit facility.

    Based on this analysis, as of the date on which the Company's borrows the money to purchase the 12.2 million shares referred to above, the impact on future earnings for the following twelve months would be approximately $0.6 million of increased interest expense, which amount does not include any reduction in interest expense as a result of the hedging arrangements the Company is required to enter into under its credit facility. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 8, 2001. Prior to March 2001, the Company did not have any outstanding variable rate debt.

    International sales, which accounted for 14.8% and 14.7% of net sales in 2000 and 1999, respectively, are concentrated principally in Mexico and Central America. To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico. To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company's operating results. To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to that customers local currency could make the Company's products and services less competitive to such customers. Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes. However, as international business becomes a greater portion of Company's revenue, exchange rates may have an increased effect on the Company's revenue.

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

Item 8. Financial Statements and Supplementary Data.

Page
Financial Statements:
Independent Auditor's Report	23-24
Consolidated Statements of Income	25
Consolidated Balance Sheets	26
Consolidated Statements of Stockholders' Equity	27
Consolidated Statements of Cash Flows	28
Notes to Consolidated Financial Statements	29-48

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ROHN Industries, Inc. and its subsidiaries at December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Peoria, Illinois
February 28, 2001, except with respect to Note 20,
as to which the date is March 8, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
ROHN INDUSTRIES, INC.:

    We have audited the accompanying consolidated balance sheet of ROHN Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROHN Industries, Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
February 16, 2000

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)

	Years ended December 31,
	2000	1999	1998
Net sales	$253,741	$150,469	$183,916
Cost of sales	197,266	117,628	140,884

Gross profit	56,475	32,841	43,032

Operating expenses:
Selling expense	8,863	7,551	8,600
General and administrative expense	16,081	11,712	10,196

Operating income	31,531	13,578	24,236

Interest income	1,186	948	292
Interest expense	748	831	1,045
Other expense	—	1,600	—

Income from continuing operations before tax	31,969	12,095	23,483

Income tax provision	9,489	4,500	8,900
Equity loss of corporate joint venture	—	355	540

Net income	$22,480	$7,240	$14,043

Earnings per share—basic	$0.43	$0.14	$0.27
Earnings per share—diluted	$0.42	$0.14	$0.27
Weighted average shares outstanding—basic	52,752	52,575	52,774
Weighted average shares outstanding—diluted	53,297	52,921	52,779

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2000	1999
ASSETS
Current Assets:
Cash and cash equivalents	$19,081	$27,634
Accounts, notes and other receivables, less allowance for doubtful accounts of $1,710 in 2000 and $1,246 in 1999	51,751	34,051
Inventories	44,255	25,885
Current deferred income taxes	4,250	2,900
Prepaid expenses	807	1,271

Total Current Assets	120,144	91,741

Plant and equipment, net	37,347	27,090
Other assets	1,273	1,337
Long term assets of discontinued operations	2,050	1,680

Total Assets	$160,814	$121,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term liabilities	$792	$1,066
Accounts payable	28,882	11,474
Accrued liabilities and other	13,804	15,463
Deferred revenue	1,563	808
Liabilities of discontinued operations	1,260	1,157

Total Current Liabilities	46,301	29,968

Long-Term Debt and other obligations	8,355	9,164
Nonpension post retirement benefits	2,467	2,300

Total Liabilities	57,123	41,432

Contingencies (Note 18)
Stockholders' Equity:
Common Stock, $0.01 par value—80,000 shares authorized—52,816 and 52,752 shares issued and outstanding in 2000 and 1999	534	534
Capital Surplus	13,180	12,815
Retained earnings	93,998	71,743
Less—Treasury stock, 596 and 635 shares in 2000 and 1999, at cost	(3,659)	(3,896)
—Unearned portion of restricted stock	(362)	(780)

Total Stockholders' Equity	103,691	80,416

Total Liabilities and Stockholders' Equity	$160,814	$121,848

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
					Treasury Stock
	Shares Issued		Capital Surplus	Retained Earnings			Restricted Stock
		Amount			Shares	Amount
Balance, December 31, 1997	53,206	$532	$11,602	$50,460	(635)	$(3,896)	$(656)
Net income	—	—	—	14,043	—	—	—
Issuance of restricted stock	280	3	1,597	—	—	—	(1,600)
Restricted stock cancelled	(30)	—	(175)	—	—	—	143
Amortization of restricted shares	—	—	—	—	—	—	526

Balance, December 31, 1998	53,456	$535	$13,024	$64,503	(635)	$(3,896)	$(1,587)

Net income	—	—	—	7,240	—	—	—
Restricted stock cancelled	(69)	(1)	(371)	—	—	—	320
Director's stock plan	—	—	162	—	—	—	—
Amortization of restricted shares	—	—	—	—	—	—	487

Balance, December 31, 1999	53,387	$534	$12,815	$71,743	(635)	$(3,896)	$(780)

Net income	—	—	—	22,480	—	—	—
Treasury share repurchases	—	—	—	—	(15)	(58)	—
Issuance of restricted stock	30	—	94	—	—	—	(94)
Restricted stock cancelled	(5)	—	(31)	—	—	—	—
Amortization of restricted shares	—	—	—	—	—	—	512
Director's stock plan	—	—	246	—	—	—	—
Stock options exercised	—	—	—	(225)	54	295	—
Stock options tax benefit	—	—	56	—	—	—	—

Balance, December 31, 2000	53,412	$534	$13,180	$93,998	(596)	$(3,659)	$(362)

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2000	1999	1998
Cash Flows from Operating Activities:
Net income	22,480	7,240	14,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,506	4,134	3,809
Restricted stock earned	481	436	494
Nonpension post retirement benefits	167	226	2,074
Deferred income taxes	(1,350)	(300)	1,850
Equity loss of joint venture	0	355	540
Operating requirements—
Accounts receivable (increase)/decrease	(17,700)	(5,463)	5,160
Inventories (increase)/decrease	(18,370)	1,559	6,300
Prepaid expenses (increase)/decrease	710	685	(1,125)
Deferred revenue increase/(decrease)	755	(132)	(5,387)
Accounts payable increase/(decrease)	17,408	143	(698)
Accrued liabilities and other increase/(decrease)	(1,659)	617	(4,353)
Net discontinued operations (increase)/decrease	(267)	494	(1,859)
Other	81	23	22

Net cash provided by operating activities	7,242	10,017	20,870

Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds	(14,094)	(3,908)	(2,283)
Proceeds from the sale of corporate joint venture	0	915	0
Investment in equity of joint venture	0	1,859	(3,669)
Other	(629)	101	(273)

Net cash used in investing activities	(14,723)	(1,033)	(6,225)

Cash Flows from Financing Activities:
Repayment of debt	(1,083)	(1,040)	(949)
Issuance of common stock, including treasury shares reissued	69	0	0
Purchase of treasury shares	(58)	0	0

Net cash used in financing activities	(1,072)	(1,040)	(949)

Net (decrease)/increase in cash and cash equivalents	(8,553)	7,944	13,696
Cash and cash equivalents, beginning of period	27,634	19,690	5,994

Cash and cash equivalents, end of period	19,081	27,634	19,690

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$748	$831	$1,045
Income taxes	$16,858	$2,610	$5,814

The accompanying notes are an integral part of these statements

1. Nature of Operations

    ROHN Industries, Inc. and subsidiaries ("ROHN" or the "Company") manufactures and installs towers, poles, mounts and related accessories used principally to support telecommunications antennae for wireless communications, such as cellular telephone, personal communications systems ("PCS"), private microwave, commercial and amateur broadcasting and home television. The Company also produces equipment enclosures and cabinets of concrete, fiberglass and steel to house electronic telecommunications equipment. The Company has manufacturing facilities in Peoria, Illinois (towers and poles), Bessemer, Alabama (equipment enclosures), Frankfort, Indiana (towers, tower components, and mounts), Casa Grande, Arizona (equipment enclosures) and Mexico City, Mexico (equipment enclosures). The Company's products are sold direct to customers and through the use of distributors throughout the United States and in international markets.

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

Revenue Recognition

    The Company's products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when product is shipped. However, the Company recognizes revenue for its Tower Structures segment and Equipment Enclosures segment prior to the time a product is shipped if each of the following conditions are met:

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

7)
The product is complete and ready for shipment; and

8)
The customer agrees to pay for the goods under the Company's standard credit terms.

    Many times, the Company's customers experience delays due to weather, zoning approvals, and similar circumstances, and requests that the Company hold their inventory. In these situations where the product was available for shipment, and title had passed to the customer, the Company recognized revenue for its Tower Structures segment. The results of operations for the years ended December 31, 2000, 1999 and 1998 include Tower Structure bill and hold revenues of $11.4 million, $2.4 million and

$4.2 million, respectively, related to product not yet shipped, but where the required earnings criteria had been met.

    Similar to the Towers Structures segment, the Equipment Enclosures segment recognizes revenue prior to shipment in situations in which the product is available for shipment, the customer has accepted title and the earnings criteria has been met. Results of operations for the years ended December 31, 2000, 1999 and 1998 include Equipment Enclosure bill and hold revenues of $7.4 million, $4.9 million and $6.5 million, respectively, related to product not yet shipped, but where the required earnings criteria had been met.

    Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized. The Company treats each project site, including each site within the Commonwealth of Pennsylvania project, as a separate project. With the Company's entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects which span multiple reporting periods. During 2000, the percentage of completion method was utilized only on the Central Missouri State University 2000 foot tall tower project.

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

    Total inventories in 2000 and 1999 included the following classifications (in thousands):

	2000	1999
Finished goods	$15,518	$11,632
Work-in-progress	19,652	7,883
Raw materials	9,085	6,370

Total Inventories	$44,255	$25,885

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

    The Company provides for depreciation of plant and equipment over the estimated useful lives of the assets (buildings—20 to 40 years; machinery and equipment—3 to 15 years). Depreciation is generally provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

Income Taxes

    Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Net Income Per Share

    Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the years ended December 31, 2000, 1999 and 1998, the number of potentially dilutive securities, including stock options and non-vested restricted stock, was 545,000, 346,000 and 5,000, respectively. The Company had additional outstanding stock options of 1,395,000 as of December 31, 2000, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of its common stock.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    SFAS No. 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim financial statements issued to the public. It also established standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company maintains three segments: Tower Structures, Equipment Enclosures and Construction Services.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" (SAB 101). The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000. The adoption of SAB 101 had no material effect upon the results of operations or financial position of the Company.

    In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs." The EITF, effective in the fourth quarter of 2000, reached final consensus that amounts billed, if any, for shipping and handling should be included in revenue. In addition, costs incurred for shipping and handling should be recorded in cost of sales or otherwise disclosed, but not netted against amounts billed. In connection with the implementation of EITF 00-10, the Company reclassified $14.3 million, $8.6 million and $9.8 million for 2000, 1999 and 1998, respectively, of amounts from cost of products sold to revenue.

3. Income Taxes

    Total income tax expense for the years ended December 31, 2000, 1999, and 1998, was allocated as follows (in thousands):

	2000	1999	1998
Income from continuing operations	$9,489	$4,500	$8,900
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(56)	—	—

	$9,433	$4,500	$8,900

    Income tax expense attributable to income from continuing operations consists of current provisions of $9.8 million, $4.8 million, and $7.1 million and deferred provisions of $(0.3) million, $(0.3) million, and $1.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

    Income tax expense attributable to income from continuing operations was $9.5 million, $4.5 million, and $8.9 million, for the years ended December 31, 2000, 1999, and 1998, respectively, and differed from the U.S. Federal statutory income tax rate as follows (in thousands):

	2000		1999		1998
	Amount	%	Amount	%	Amount	%
Computed statutory provision	$11,100	35	$4,233	35	$8,200	35
State taxes, net of federal effect	1,200	4	484	4	900	4
Effect of reserve reversal related to expiration of statute of limitations of Company's 1996 return	(2,500)	(8)	—	—	—	—
Other, net	(311)	(1)	(217)	(2)	(200)	(1)

Total provision	$9,489	30	$4,500	37	$8,900	38

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Postretirement benefits other than pensions	$937	$1,080
Depreciation	(1,231)	(757)
Prepaid foreign taxes	1,049	—
Accrued insurance reserves	702	345
Other, net	2,793	2,232

Net deferred tax assets	$4,250	$2,900

4. Fixed Assets

    Fixed assets at December 31, 2000 and 1999 consist of the following (in thousands):

	2000	1999
Land	$3,529	$1,255
Buildings	26,538	21,150
Machinery and equipment	35,552	29,500

	65,619	51,905
Less accumulated depreciation	(28,272)	(24,815)

	$37,347	$27,090

5. Accrued Liabilities and Other

    Accrued and other liabilities at December 31, 2000 and 1999 consist of the following (in thousands):

	2000	1999
Payroll and benefit related	$4,844	$2,620
Insurance related	1,451	1,640
Income taxes	2,473	9,008
Other accrued taxes	1,401	359
Other	3,635	1,836

	$13,804	$15,463

6. Pension, Profit Sharing and Postretirement Benefits

General

    The Company has defined benefit, defined contribution and 401K retirement plans covering substantially all of its employees. Included in these plans are certain union sponsored plans to which the Company makes annual contributions equal to the amounts accrued. Total pension expense for union sponsored plans for 2000, 1999, and 1998, was $930,000, $785,000, and $856,000, respectively.

    The Company has one trustee-administered profit sharing plan covering all eligible employees in its Equipment Enclosures segment, located in Bessemer, Alabama. Discretionary contributions of $223,000, $227,000, and $165,000, were charged to expense under this plan in 2000, 1999, and 1998, respectively.

    The Company has a 401(k) Tax Deferred Savings Plan for the benefit of non-union employees. After one year of continuous service, the Company matches 25% of employee contributions up to 12% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. The matching contribution made by the Company was $175,000 in 2000, $188,000 in 1999 and $176,000 in 1998.

Defined Benefit Pension Plan

    The Company's non-union employees of its Tower Structures segment in Peoria, Illinois and Frankfort, Indiana, and the employees of its Construction Services segment are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on years of service and employee compensation during the last years of employment. Benefits are paid from funds previously provided to trustees for those plans. Actuarial assumptions and provisions are reviewed regularly by the Company and its independent actuary to ensure that plan assets will be adequate to provide pension benefits. Plan assets consist primarily of investments in equities, fixed income securities and money market funds.

    Change in Benefit Obligation (in thousands)

	2000	1999
Benefit obligation at beginning of fiscal year	$8,491	$9,286
Service cost	280	320
Interest cost	658	650
Assumption change	—	(845)
Actuarial loss	(143)	(457)
Benefits paid	(468)	(463)

Benefit obligation at end of fiscal year	$8,818	$8,491

    Change in Plan Assets (in thousands)

	2000	1999
Fair value of plan assets at beginning of year	$9,818	$9,114
Actual return on plan assets	1,029	1,011
Employer contribution	430	156
Benefits paid	(468)	(463)

Fair value of plan assets at end of year	$10,809	$9,818

    Reconciliation of Funded Status (in thousands)

	2000	1999
Benefit obligation at end of year	$(8,818)	$(8,491)
Fair value of plan assets at end of year	10,809	9,818

Funded status at year end	$1,991	$1,327
Unrecognized net actuarial gain	(1,646)	(1,364)
Unrecognized net transition obligation	12	19
Unrecognized prior service cost	37	43

Prepaid benefit cost	$394	$25

    Components of Net Periodic Benefit cost (in thousands)

	2000	1999	1998
Service cost	$280	$320	$228
Interest cost	658	650	457
Expected return on plan assets	(868)	(835)	(678)
Amortization of gain	(22)	—	—
Amortization of transition obligation	6	6	6
Amortization of prior service cost	7	7	7

Net periodic benefit cost	$61	$148	$20

    The expected long-term rate of return on plan assets was 9.0% for 2000, 1999 and 1998. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations were 7.75% and 3%, respectively, in 2000 and 1999, and 7% and 3%, respectively, in 1998.

Retiree Benefits

    The Company provides certain postretirement healthcare benefits to both the union and non-union employees located in Peoria, Illinois. Employees who retire from the Company after reaching the age of 65 are eligible to participate in the postretirement healthcare plan.

    Change in Benefit Obligation (in thousands)

	2000	1999
Benefit obligation at beginning of fiscal year	$4,452	$3,813
Service cost	152	178
Interest cost	369	306
Amendments	109	—
Actuarial gain	601	323
Benefits paid	(270)	(168)

Benefit obligation at end of fiscal year	$5,413	$4,452

    Change in Plan Assets (in thousands)

	2000	1999
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Adjustments	—	—
Employer contribution	270	168
Plan participant's contributions	—	—
Benefits paid	(270)	(168)

Fair value of plan assets at end of year	—	—

    Reconciliation of Funded Status (in thousands)

	2000	1999
Benefit obligation at end of year	$(5,413)	$(4,452)
Fair value of plan assets at end of year	—	—

Funded status at year end	$(5,413)	$(4,452)
Unrecognized net actuarial loss	979	386
Unrecognized net transition obligation	1,454	1,575
Unrecognized prior service cost	109	—

Accrued benefit cost	$(2,871)	$(2,491)

    Components of Net Periodic Benefit cost (in thousands)

	2000	1999	1998
Service cost	$152	$178	$149
Interest cost	369	306	244
Expected return on plan asset	—	—	—
Recognized net actuarial loss	28	12	—
Amortization of transition obligation	121	121	121
Amortization of prior service cost	—	—	—

Net periodic benefit cost	$670	$617	$514

    Effect of Health Care Trend

    Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost
1/1/2000 - 12/31/2000 at 7.5% discount rate	$42	$(43)
Effect on postretirement benefit obligation
At 12/31/2000 at 7.5% discount rate	$502	$(471)

    Assumptions as of December 31

	2000	1999	1998
Discount rate	7.50%	7.50%	7.0%
Expected return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Health care trend rate	8.5% in 2001 trending down to 5.5% in 2007 and thereafter	9% in 2000 trending down to 5.5% in 2007 and thereafter	10% in 1999 trending down to 5% in 2007 and thereafter

    The current portion of non-pension postretirement healthcare benefits included in accrued liabilities was approximately $400,000 and $200,000 at December 31, 2000 and 1999, respectively.

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

7. Litigation

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

8. Leases

    The Company leases certain of its facilities and equipment under operating leases or capital leases, as defined by SFAS No. 13. The Company's property under capital leases, which is included in plant and equipment, consists of $2.2 million at December 31, 2000 and $2.4 million at December 31, 1999. Annual amortization of assets recorded under capital leases is included in depreciation expense.

    Future minimum payments for operating leases at December 31, 2000 are $559,000 in 2001, $454,000 in 2002, $281,000 in 2003, $222,000 in 2004 and $98,000 thereafter. Rental expense under operating leases was approximately $760,000 in 2000, $476,000 in 1999, and $493,000 in 1998.

9. Long-Term Borrowings

    Total borrowings of the Company at December 31, 2000 and 1999, consisted of the following (in thousands):

	2000	1999
Mortgage note—7.5% due 2011	$4,899	$5,223
Mortgage note—7.5% due 2011	2,100	2,100
Capital lease obligations	2,148	2,907

Total notes and capital leases	$9,147	$10,230

Classified in the balance sheet as follows:
Notes and capital leases	$9,147	$10,230
Less: Current portion of long-term liabilities	(792)	(1,066)

Long-term debt and other liabilities	$8,355	$9,164

    Aggregate annual payments required on secured debt, including capitalized leases, are $792,000 in 2001, $537,000 in 2002, $635,000 in 2003, $805,000 in 2004 and $6,378,000 thereafter. The mortgage notes and capital leases are collateralized by substantially all of the Company's assets. See Note 20—Subsequent events for additional information regarding new credit facility.

10. Stock-Based Compensation Plans

    The Company had two stock option plans at December 31, 2000, the Key Executives' Stock Option Plan ("Executive Plan") and the 1999 Stock Option Plan ("1999 Plan").

    The Executive Plan was approved by the shareholders of the Company on July 12, 1990. This plan provides for granting of non-qualified and incentive stock options, and reserves for the issuance of up to 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price equal to the fair market value at the date of grant, expire in ten years from the date of grant, and vest at a rate of 33.33% per year. At December 31, 2000, there were no options available for grant under this plan, as the time period for option grants under this plan expired on March 6, 2000. At December 31, 2000, 1,015,000 options were outstanding under this plan.

    The 1999 Plan was approved by shareholders of the Company on May 18, 1999. This plan provides for the granting of non-qualified and incentive stock options, and reserves for the issuance 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price established by the Compensation Committee of the Board of Directors (to date, all options under this plan have been granted at fair market value at date of grant), expire ten years from the date of grant, and vest at a rate of 33.33% per year. At December 31, 2000, 840,000 common shares were available for granting under this plan. At December 31, 2000, 1,660,000 options were outstanding under this plan.

    The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

(In thousands, except per share data)	Twelve Months Ended December 31, 2000
Net income:
As reported	$22,480
Pro forma	21,534
Basic EPS:
As reported	$0.43
Pro forma	$0.41
Diluted EPS:
As reported	$0.42
Pro forma	$0.40

(In thousands, except per share data)	Twelve Months Ended December 31, 1999
Net income:
As reported	$7,240
Pro forma	6,589
Basic EPS:
As reported	$0.14
Pro forma	$0.13
Diluted EPS:
As reported	$0.14
Pro forma	$0.12
(In thousands, except per share data)	Twelve Months Ended December 31, 1998
Net income:
As reported	$14,043
Pro forma	13,576
Basic EPS:
As reported	$0.27
Pro forma	$0.26
Diluted EPS:
As reported	$0.27
Pro forma	$0.26

    A summary of the status of the Company's option plans for the years December 31, 1998 through December 31, 2000 and changes during the years then ended is presented in the tables below:

	Twelve Months Ended December 31, 2000
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$3,164	2,226
Granted	3.808	1,085
Exercised	1.281	(54)
Forfeited	—	—
Expired	—	—
Canceled	1.636	(582)

Outstanding at end of period	$3.796	2,675
Exercisable at end of year	$4.666	812
Weighted average fair value of options granted	$2.51

	Twelve Months Ended December 31, 1999
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$5.976	1,020
Granted	1.674	1,481
Exercised	—	—
Forfeited	—	—
Expired	—	—
Canceled	5.567	(275)

Outstanding at end of period	$3.164	2,226
Exercisable at end of year	$6.199	281
Weighted average fair value of options granted	$1.10
	Twelve Months Ended December 31, 1998
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$6.199	210
Granted	5.872	950
Exercised	—	—
Forfeited	—	—
Expired	—	—
Canceled	5.609	(140)

Outstanding at end of period	$5.976	1,020
Exercisable at end of year	$5.525	70
Weighted average fair value of options granted	$2.664

Weighted Average Assumptions Used in Determining Option Grants

	2000	1999	1998
Dividend yield	0.00%	0.00%	1.79%
Expected volatility	57.70%	44.81%	36.81%
Risk-free interest rates	6.38%	6.01%	5.63%
Expected lives	7.0 years	10.0 years	10.0 years

Stock Options Outstanding and Exercisable

	Options Outstanding			Options Exercisable
Exercises Prices	# Outstanding At 12/31/00	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	# Outstanding At 12/31/00	Weighted-Average Exercise Price
$1.281-$2.031	845,000	8.70	$1.725	282,000	$1.725
$3.094-$4.250	935,000	9.48	$3.616	—	—
$5.000-$7.750	895,000	7.42	$5.938	530,000	$6.229

	2,675,000	8.55	$3.796	812,000	$4.666

11. Restricted Stock Plan

    The Restricted Stock Plan was approved by the shareholders of the Company on July 30, 1992. The Plan provides for the granting of restricted stock to certain key employees and reserves for issuance of 1,000,000 shares of common stock under the plan.

    The Company had 140,000, 220,840 and 388,990 shares of restricted stock outstanding at December 31, 2000, 1999 and 1998, respectively. Of the current shares outstanding, 50,000 were awarded to Brian B. Pemberton in connection with his employment agreement and a total of 90,000 shares were issued to Brian B. Pemberton, David Brinker and James Cote. These shares have the same dividend and voting rights as other common stock. Restricted stock is considered to be currently issued and outstanding. The cost of the restricted stock, determined as the fair market value of the shares at the date of grant, is expensed ratably over a three to five-year vesting period. Such expense amounted to $512,000 in 2000; $487,000 in 1999; and $526,000 in 1998.

12. Director's Stock Ownership Plan

    The Company has a stock ownership plan for non-employee directors, the Amended and Restated ROHN Industries, Inc., 1994 Nonemployee Director Stock Ownership Plan (the "Director Plan"), which was initially approved by the stockholders of the Company in 1994. A total of 200,000 shares of the Company's common stock was initially reserved for issuance under the Director Plan. The Director Plan initially allowed each non-employee director to elect to receive all or a part of such director's annual retainer fee, which would otherwise be paid in cash, in shares of restricted stock held in custody by the Company.

    The Director Plan was first amended by the Board of Directors on May 18, 1999, to require that director's receive their entire annual retainer fee in the form of "Stock Units", which represent the right to receive shares of common stock upon the earlier of the fifth anniversary of the date on which the Stock Units are granted, the termination of the participant's service as a director, or a change in control. The Director Plan was amended to its current form by the Board of Directors in March 2000, reserving up to 500,000 shares of the Company's common stock for issuance under the Director's Plan, and allowing each non-employee director to elect to receive all or part of such director's annual retainer fee and/or meeting fees in the form of stock units under the Director Plan.

13. Stockholders' Equity

    On September 24, 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open-market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan. As of December 31, 2000 and 1999, 1,149,288 and 1,133,565 shares have been purchased, respectively.

14. Restructuring

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

15. Investment in Corporate Joint Venture

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

16. Business Segment Information

    The Company operates in three business segments: Tower Structures, Equipment Enclosures and Construction Services. The segments are managed as strategic business units due to their distinct processes and potential end-user application. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort. The Equipment Enclosures segment includes a manufacturing plant in Bessemer, Alabama and Casa Grande, Arizona and has a sales, marketing and distribution effort separate from the Tower Structures segment's sales and marketing resources. The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares a sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment.

    Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 2. The Company evaluates segment performance based on earnings before interest and taxes. Intersegment transactions are recorded at prices negotiated between segments.

2000 (in thousands)	Tower Structures Segment	Equipment Enclosures Segment	Construction Services Segment	Inter Segment Sales(3)	Total
Net sales	$130,595	$90,862	$56,626	$(24,342)	$253,741
Earnings before interest and taxes	19,177	13,077	$(723)	—	31,531
Depreciation and amortization	3,609	874	23	—	4,506
Capital expenditures(1)	5,613	8,388	93	—	14,094
Segment assets	$120,804	$31,971	$9,189	$(1,150)	$160,814
1999 (in thousands)	Tower Structures Segment	Equipment Enclosures Segment	Construction Services Segment	Inter Segment Sales(3)	Total
Net sales	$96,765	$45,240	$16,529	$(8,065)	$150,469
Earnings before interest and taxes	6,427	6,868	283	—	13,578
Depreciation and amortization	3,444	634	56	—	4,134
Capital expenditures(1)	3,364	503	41	—	3,908
Segment assets	$88,051	$14,818	$19,194	$(215)	$121,848
1998 (in thousands)	Tower Structures Segment	Equipment Enclosures Segment	Construction Services Segment	Inter Segment Sales(3)	Total
Net sales	$101,266	$69,381	$22,783	$(9,514)	$183,916
Earnings before interest and taxes	8,202	15,036	998	—	24,236
Depreciation and amortization	3,126	640	43	—	3,809
Capital expenditures(1)	1,730	393	160	—	2,283
Segment assets(2)	$66,077	$29,319	$18,871	$(75)	$114,192

(1)
Net of asset dispositions and retirements.

(2)
Includes equity investment in Brazil of $3,129.

(3)
For purposes of the M,D&A discussion and customer segment revenue discussion below, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

    In 2000, the Tower Structures segment had one customer that accounted for 24% of total segment revenue, or 12% of consolidated net revenues. The Equipment Enclosures segment had three customers which accounted for 36% of total segment revenues, or 13% of consolidated net revenues. The Construction Services segment had two customers which accounted for 37% of total segment revenues, or 5% of consolidated net revenues. In 1999, the Tower Structures segment had one customer that accounted for approximately 16% of total segment revenues and 11% of consolidated net revenues. The Equipment Enclosures segment had two customers that accounted for 24% of total segment revenues, or 7% of consolidated net revenues. The Construction Services segment had three customers which accounted for 45% of total segment revenues, or 3% of consolidated net revenues. In 1998, the Tower Structures segment had one customer that accounted for approximately 13% of total segment revenues. The Equipment Enclosures segment had four customers that accounted for 55% of total segment revenues with one customer at 35% of total segment revenues, or 13% of consolidated net revenues. The Construction Services segment had two customers which accounted for 35% of the total segment revenues, or 3% of consolidated net revenues.

    Revenues and long-lived assets are related to U.S. operations, except for Mexico, which had revenues of approximately $22.3 million, $3.9 million and $0.9 million for the years ended December 31, 2000, 1999 and 1998, respectively, and long-lived assets of $118 thousand, $60 thousand and $50 thousand as of December 31, 2000, 1999 and 1998, respectively.

17. Export Sales

    Export sales for the years ended December 31, 2000, 1999, and 1998 were $37.6 million, $22.1 million, and $12.1 million, respectively.

18. Commitments and Contingencies

    From time to time, the Company is subject to various claims and legal actions arising during the ordinary course of business. Management believes that these claims and legal actions will be resolved without having a material effect on the Company's financial position or results of operations. Management also believes that the Company's cost and any potential judgments resulting from such claims and legal actions would be covered by the Company's insurance program, except for deductible limits and self-insured retention. The Company intends to defend such claims and legal actions in cooperation with its insurers.

    The Company is subject to laws and regulations pertaining to air emissions, wastewater discharge, the handling and disposal of solid and hazardous wastes, the remediation of site contamination, and otherwise relating to health safety and the protection of the environment. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of soil and groundwater contamination, and expects to continue to make such expenditures to comply with existing and future requirements. While such expenditures have not had, and are not expected to have, a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that more stringent regulations or enforcement in the future will not have such effects.

    In some cases, the Company has notified state or federal authorities of a possible need to remedy currently or formerly operated sites. The Company has also been notified by various state and federal governmental authorities that it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites which were not owned or operated by the Company. In several such cases, the Company has entered into settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties involving currently or formerly operated sites, or has notified authorities that it denies liability for clean-up obligations. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts and based on currently available information, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

    The Company has remaining capital commitments of $5.9 million for the purchase of equipment and expansion of its equipment enclosure facility in Casa Grande, Arizona and remaining capital commitments of $3.1 million for the construction of a tapered steel pole facility in Peoria, Illinois.

19. Quarterly Results of Operations

Unaudited (In thousands, except per share data)	First	Second	Third	Fourth	Year
2000
Net Sales	$48,231	$63,146	$67,606	$74,758	$253,741
Gross profit	10,648	14,130	15,383	16,314	56,475
Operating income	4,615	7,798	9,222	9,896	31,531
Income before income taxes	4,766	7,925	9,305	9,973	31,969
Net income	$2,967	$5,007	$8,364	$6,142	$22,480
Net income per share—basic	$0.06	$0.09	$0.16	$0.12	$0.43
Net income per share—diluted	$0.06	$0.09	$0.16	$0.11	$0.42
Market price of common stock:
High	$6.219	$4.813	$5.125	$5.375
Low	$2.688	$2.500	$3.875	$3.125
Unaudited (In thousands, except per share data)	First	Second	Third	Fourth	Year
1999
Net Sales	$32,116	$30,710	$38,970	$48,673	$150,469
Gross profit	6,717	5,362	9,641	11,121	32,841
Operating income	3,773	207	5,318	4,280	13,578
Income before income taxes	714	83	5,330	5,968	12,095
Net income	$489	$1	$3,032	$3,718	$7,240
Net income per share—basic	$0.01	$0.00	$0.06	$0.07	$0.14
Net income per share—diluted	$0.01	$0.00	$0.06	$0.07	$0.14
Market price of common stock:
High	$3.625	$2.219	$2.250	$4.313
Low	$1.875	$1.063	$1.219	$1.906

    In connection with the implementation of the Emerging Issues Task Force Issue No. 00-10, the Company reclassified $2.8 million, $3.2 million, $3.7 million and $4.6 million for the 1st, 2nd, 3rd and 4th quarters of 2000 from cost of product sold to revenue, respectively, and $2.0 million, $1.6 million, $2.1 million and $2.9 million for the 1st, 2nd, 3rd and 4th quarters of 1999 from cost of product sold to revenue, respectively.

20. Subsequent Events

    On March 8, 2001, the Company announced that it was commencing a "Dutch Auction" self tender offer to purchase up to 5.43 million shares, or 10.3%, of its outstanding shares of common stock. Under the terms of the offer, the Company's stockholders may offer to sell to the Company all or a portion of the shares they own within a price range of $3.75 to $4.50 per share in cash, without interest. The offer expires at 5:00 PM, New York City time, on Friday, April 6, 2001, unless the Company extends the offer. The definitive terms of the Company's self tender are contained in the offer to purchase and the related letter of transmittal, each of which are exhibits to the Company's tender offer statement on Schedule TO, which is on file with the Securities and Exchange Commission.

    In connection with the self tender offer, the Company entered into a stock purchase agreement with the Trust, which currently owns 29,348,051 of the Company's shares, representing 55.6% of the outstanding shares. Under this agreement, the Trust has agreed that it will not tender any of its shares into the tender offer. In lieu of the Trust's participation, the Trust has agreed to sell to the Company and the Company has agreed to purchase from the Trust, shortly after the tender offer expires, at the same price in cash paid in the offer, the same proportion of the Trust's shares as the proportion of all other stockholders' shares that is purchased in the tender offer. Assuming the tender offer is fully subscribed, the Company would buy 6,791,493 shares, directly from the Trust. In this case, the Company would purchase, in aggregate, approximately 12.2 million shares, or approximately 23% of its outstanding shares in the tender offer and from the Trust.

New Credit Facility

    On March 8, 2001, the Company entered into a new credit facility. The credit facility initially provides for a revolving facility of up to $20 million. Upon the completion of the Company's tender offer, the credit facility will provide for aggregate borrowings of $75 million and consist of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company will require to purchase shares in its tender offer, are conditioned upon the concurrent completion of the offer, and, after giving effect to the Company's purchase of shares in the offer and from the Trust, the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan terminate on May 8, 2001, if the initial borrowing under that loan has not then occurred. The maximum amount the Company is allowed to borrow under the credit facility for the purchase of shares in the self tender offer and in the related purchase from the Trust is $55 million.

    Availability.  Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of 85% of eligible accounts receivable and 50% of eligible inventory. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes. Borrowings under the term loan may be used for general corporate purposes and it is expected that the term loan will be used to fund the purchase of shares in the Company's self tender offer and the purchase of shares from the UNR Asbestos Disease Claims Trust. Upon the closing of the Company's self tender offering, the full $45.0 million of the revolving credit facility will be available, subject to the existence of a sufficient borrowing base to permit revolving loans in this amount.

    Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company's option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 2.25% for Eurodollar rate loans and 1.00% for base rate loans and after the six month anniversary of our entry into the credit agreement, will vary from 1.75% to 2.25% for LIBOR rate loans and from 0.50% to 1.00% for base rate loans, and will be based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

    Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on March 8, 2006. Scheduled repayments of the term loan in quarterly installments of $1,500,000 begin on June 30, 2001 and continue through March 8, 2006, with the remaining unpaid balance due on that date.

    Commitment Reductions and Repayments.  Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds. In addition, the Company is required to make, annually, mandatory repayments in an amount equal to 50% of annual excess cash flow, as defined in the credit facility. Mandatory prepayments under the term loan will be applied to amortization payments in the inverse order of maturity. The Company may prepay the loans at any time without premium or penalty (except for prepayments of eurodollar loans, as to which breakage costs may be payable).

    Security and Guarantees.  The obligations under the credit agreement are secured by a first priority security interest in substantially all of the Company's assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

    Covenants.  The credit facility contains customary restrictive covenants, which, among other things and with exceptions, limit the Company's ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company's business. The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non-guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

    On March 29, 2001, the Company announced a supplemental agreement with the Commonwealth of Pennsylvania to construct radio tower sites in two additional regions in Pennsylvania. This supplemental agreement is estimated to generate an additional $20 million in revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    On May 15, 2000, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditor and engaged PricewaterhouseCoopers LLP as the Company's new independent auditor. The decision to change the Company's independent auditors was approved by the Company's Board of Directors upon recommendation by the Audit Committee of the Board of Directors.

    The reports of Arthur Andersen on the financial statements of the Company for the fiscal years ended December 31, 1999 and December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

    During the time that the audits of the Company's financial statements for each of the two fiscal years in the period ended December 31, 1999 were conducted and during the subsequent interim period preceding the change in the Company's independent auditors, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the matter in an audit report.

    None of the "reportable events" described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933 occurred with respect to the Company within the last two fiscal years and the subsequent interim period preceding Arthur Andersen's dismissal. During the last two fiscal years and the subsequent interim period preceding the engagement of PricewaterhouseCoopers LLP, the Company did not consult PricewaterhouseCoopers LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

PART III

Item 10. Director and Executive Officers of the Registrant.

    See Part I (page 9) for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 11, 2001 (the "Proxy Statement"), under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors", and such information is incorporated herein by reference.

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

    2.
    The following financial schedule for the years 2000, 1999, and 1998 is submitted herewith:

      Schedule II—Allowance for Doubtful Accounts.

      All other schedules have been omitted because they are not applicable, or the required information is shown on the financial statements or the notes thereto.

  3.
  Exhibits:

    The following list sets forth the exhibits to this Form 10-K as required by Item 601 of Regulation S-K. Certain exhibits are filed herewith, while the balance are incorporated by this reference to documents previously filed with the Securities and Exchange Commission.

Number		Description
2.1		Plan of Reorganization (incorporated herein by reference to Exhibit A to ROHN's Form 10-Q for the quarter ended March 31, 1989).
3.1		Amended and Restated Certificate of Incorporation of ROHN dated July 21, 2000 (incorporated herein by reference to Exhibit 3.1 to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).
3.2		Amended and Restated By-laws of ROHN (adopted March 10, 2000) (incorporated herein by reference to Exhibit 3.2 to ROHN's Form 10-K for the fiscal year ended December 31, 1999).
4.1
Credit Agreement dated as of March 8, 2001, by and among ROHN Industries, Inc.; certain of its subsidiaries; LaSalle Bank, N.A., as administrative agent and joint lead arranger; National City Bank, as syndication agent and joint lead arranger; and the lenders listed therein (incorporated herein by reference to Exhibit (b)(1) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
4.2
Security Agreement dated as of March 8, 2001, among ROHN Industries, Inc.; certain of its subsidiaries; and LaSalle Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit (b)(2) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
4.3
Pledge Agreement dated as of March 8, 2001, by ROHN Industries, Inc.; certain of its subsidiaries; and LaSalle Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit (b)(3) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
4.4		First Amendment to Credit Agreement, dated as of March 28, 2001 (incorporated herein by reference to Exhibit (b)(4) to ROHN's Amendment No. 6 to Schedule TO filed March 28, 2001.)
10.1	*	UNR Industries, Inc. 1992 Restricted Stock Plan (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1992).

10.2	*	Employment Agreement between the Company and David G. Brinker, effective April 10, 2000.
10.3	*	UNR Industries, Inc. 1994 Executive Stock Purchase Plan (incorporated herein by reference to Exhibit B to ROHN's Proxy Statement, dated October 11, 1994).
10.4	*
Change of Control Agreement between the Company and James R. Cote, dated November 30, 1996 (incorporated herein by reference to Exhibit 10.1(a) to ROHN's Form 10-K for the fiscal year ended December 31, 1998).
10.5	*	Employment Agreement between the Company and James R. Cote, effective April 7, 2000 (incorporated by reference herein to ROHN's Form 10-Q for the fiscal quarter ended March 31, 2000).
10.6
Stock Purchase Agreement dated as of March 6, 2001, between ROHN Industries, Inc. and the UNR Asbestos-Disease Claims Trust (incorporated herein by reference to Exhibit (d)(1) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
10.7	*
Employment Agreement between the Company and Brian B. Pemberton, effective November 11, 1999 (incorporated herein by reference to Exhibit 10.7 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.8	*
Amended and Restated ROHN Industries, Inc. 1994 Non-employee Director Stock Ownership Plan, as amended March 27, 2000 (incorporated herein by reference to Annex A to ROHN's Proxy Statement dated April 10, 2000.)
10.9	*	ROHN Industries, Inc. 1999 Stock Option Plan, as amended November 11, 1999 (incorporated herein by reference to Exhibit 10.9 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.10	*
UNR Industries, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1993 (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1993).
10.11	*	Form of Indemnification Agreement, between ROHN Industries, Inc. and each of its directors and officers.
10.12	*	UNR Industries, Inc. Key Executives' Stock Option Plan, as amended May 6, 1993 (incorporated herein by reference to Exhibit 10.12 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.13
Statewide Radio System Site Development Agreement between The Governor's Office of Administration, Commonwealth of Pennsylvania and the Company, dated November 23, 1999 (incorporated herein by reference to Exhibit 10.13 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.14	*	Employment Agreement between the Company and James F. Hurley, effective June 8, 2000 (incorporated by reference herein to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).
10.15	*
Amended and Restated ROHN Industries, Inc. 1994 nonemployee Director Stock Ownership Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2000).
10.16	*	Employment Agreement between the Company and Horace Ward, effective December 12, 2000.

10.17	**
Contract Amendment No. 7, effective March 20, 2001, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
10.18	**
Contract Amendment No. 1, effective February 25, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
10.19	**
Contract Amendment No. 2, effective February 25, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
10.20	**
Contract Amendment No. 3, effective April 8, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
10.21	**
Contract Amendment No. 4, effective May 10, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
10.22	**
Contract Amendment No. 5, effective July 24, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
10.23	**
Contract Amendment No. 6, effective September 22, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company.
11.1		Computation can be determined from this report.
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP.
23.2		Consent of Arthur Andersen LLP
99.1		Cautionary statement regarding risks and uncertainties relating to our forward-looking statements.

    Exhibits marked with an "*" indicate the exhibit is a management contract or compensatory plan or arrangement.

    Exhibits marked with an "**" indicate the exhibit will be filed by amendment.

  (b)
  None.

  (c)
  Exhibits—See section (a) above.

  (d)
  None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROHN INDUSTRIES, INC.
/s/ BRIAN B. PEMBERTON Brian B. Pemberton Chief Executive Officer, President, Secretary & Director

April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, 2001	/s/ BRIAN B. PEMBERTON Brian B. Pemberton Chief Executive Officer, President, Secretary & Director
April 2, 2001	/s/ JAMES F. HURLEY James F. Hurley Chief Financial Officer
April 2, 2001	/s/ LESTER H. NELSON, III Lester H. Nelson, III Corporate Controller And Principal Accounting Officer
April 2, 2001	/s/ MICHAEL E. LEVINE Michael E. Levine Director, Chairman Of The Board
April 2, 2001	/s/ STEPHEN E. GORMAN Stephen E. Gorman Director
April 2, 2001	/s/ JOHN H. LAERI, JR. John H. Laeri, Jr. Director
April 2, 2001	/s/ GENE LOCKS Gene Locks Director

April 2, 2001	/s/ JORDAN RODERICK Jordan Roderick Director
April 2, 2001	/s/ ALAN SCHWARTZ Alan Schwartz Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ROHN Industries, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999, included in this Form 10-K, and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Allowance for Doubtful Accounts Schedule Included in Part IV, Item 14(d) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
February 16, 2000

Schedule II

Allowance for Doubtful Accounts (In Thousands)

    Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

	1998	1999	2000
Balance—beginning of year	$1,451	$1,200	$1,246
Add (deduct)
—Provision charged to income	30	245	823
—Bad debts written-off	(169)	(543)	(784)
—Recoveries and other	(112)	344	425

Balance—end of year	$1,200	$1,246	$1,710

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Director and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
SIGNATURES
Schedule II