Form 10-K/A
period 2000-12-31
ROHN INDUSTRIES INC
filed 2001-04-25
CIK 315641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

    This amendment to ROHN Industries, Inc.'s annual report on Form 10-K for year the ended December 31, 2000 is being filed to put on file exhibits 10.17 to 10.23 in Item 14—EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K which were not previously filed with the Securities and Exchange Commission. No further changes have been made to the Form 10-K previously filed on April 2, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROHN INDUSTRIES, INC.
/s/ BRIAN B. PEMBERTON Brian B. Pemberton Chief Executive Officer, President, Secretary & Director

April 25, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 25, 2001	/s/ BRIAN B. PEMBERTON Brian B. Pemberton Chief Executive Officer, President, Secretary & Director
April 25, 2001	/s/ JAMES F. HURLEY James F. Hurley Chief Financial Officer
April 25, 2001	/s/ LESTER H. NELSON, III Lester H. Nelson, III Corporate Controller And Principal Accounting Officer
April 25, 2001	/s/ MICHAEL E. LEVINE Michael E. Levine Director, Chairman Of The Board
April 25, 2001	/s/ STEPHEN E. GORMAN Stephen E. Gorman Director
April 25, 2001	/s/ JOHN H. LAERI, JR. John H. Laeri, Jr. Director
April 25, 2001	/s/ GENE LOCKS Gene Locks Director
April 25, 2001	/s/ JORDAN RODERICK Jordan Roderick Director

April 25, 2001	/s/ ALAN SCHWARTZ Alan Schwartz Director

Exhibit Index

Number		Description
2.1	*	Plan of Reorganization (incorporated herein by reference to Exhibit A to ROHN's Form 10-Q for the quarter ended March 31, 1989).
3.1	*	Amended and Restated Certificate of Incorporation of ROHN dated July 21, 2000 (incorporated herein by reference to Exhibit 3.1 to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).
3.2	*	Amended and Restated By-laws of ROHN (adopted March 10, 2000) (incorporated herein by reference to Exhibit 3.2 to ROHN's Form 10-K for the fiscal year ended December 31, 1999).
4.1	*
Credit Agreement dated as of March 8, 2001, by and among ROHN Industries, Inc.; certain of its subsidiaries; LaSalle Bank, N.A., as administrative agent and joint lead arranger; National City Bank, as syndication agent and joint lead arranger; and the lenders listed therein (incorporated herein by reference to Exhibit (b)(1) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
4.2	*
Security Agreement dated as of March 8, 2001, among ROHN Industries, Inc.; certain of its subsidiaries; and LaSalle Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit (b)(2) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
4.3	*
Pledge Agreement dated as of March 8, 2001, by ROHN Industries, Inc.; certain of its subsidiaries; and LaSalle Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit (b)(3) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
4.4	*	First Amendment to Credit Agreement, dated as of March 28, 2001 (incorporated herein by reference to Exhibit (b)(4) to ROHN's Amendment No. 6 to Schedule TO filed March 28, 2001.)
10.1	*	UNR Industries, Inc. 1992 Restricted Stock Plan (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1992).
10.2	*	Employment Agreement between the Company and David G. Brinker, effective April 10, 2000.
10.3	*	UNR Industries, Inc. 1994 Executive Stock Purchase Plan (incorporated herein by reference to Exhibit B to ROHN's Proxy Statement, dated October 11, 1994).
10.4	*
Change of Control Agreement between the Company and James R. Cote, dated November 30, 1996 (incorporated herein by reference to Exhibit 10.1(a) to ROHN's Form 10-K for the fiscal year ended December 31, 1998).
10.5	*	Employment Agreement between the Company and James R. Cote, effective April 7, 2000 (incorporated by reference herein to ROHN's Form 10-Q for the fiscal quarter ended March 31, 2000).
10.6	*
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
10.11	*	Form of Indemnification Agreement, between ROHN Industries, Inc. and each of its directors and officers.
10.12	*	UNR Industries, Inc. Key Executives' Stock Option Plan, as amended May 6, 1993 (incorporated herein by reference to Exhibit 10.12 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.13	*
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
11.1		Computation can be determined from this report.
21.1	*	List of Subsidiaries.
23.1	*	Consent of PricewaterhouseCoopers LLP.
23.2	*	Consent of Arthur Andersen LLP
99.1	*	Cautionary statement regarding risks and uncertainties relating to our forward-looking statements.

    Exhibits marked with an "*" indicate the exhibit was previously filed.

QuickLinks

  EXPLANATORY NOTE
SIGNATURES
  Exhibit Index