Form 10-Q
period 2001-03-31
ROHN INDUSTRIES INC
filed 2001-05-15
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 1-8009

ROHN INDUSTRIES, INC (Delaware)

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

Yes ☒   No ☐

Shares Outstanding as of May 10, 2001
Common Stock $.01 par value	40,600,214

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
Net sales	$70,328	$48,231
Cost of products & services	56,224	37,583
Gross profit	14,104	10,648
Operating expenses:
Selling expenses	2,304	2,023
General and administrative expenses	4,593	4,010
Operating income	7,207	4,615
Interest income	242	331
Interest expense	262	180
Income before income taxes and extraordinary item	7,187	4,766
Income tax provision	2,767	1,799
Income before extraordinary item	4,420	2,967
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	1,344	----
Net income	$3,076	$2,967
Earnings per share
Basic:
Income before extraordinary item	.08	.06
Extraordinary charge from early extinguishment of debt, net of income tax benefit	.02	---
Net income	.06	.06
Diluted:
Income before extraordinary item	.08	.06
Extraordinary charge from early extinguishment of debt, net of income tax benefit	.02	---
Net income	.06	.06
Weighted average number of shares outstanding:
Basic	52,872	52,634
Diluted	53,337	53,253

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

ASSETS	March 31, 2001 (unaudited)	December 31, 2000
CURRENT ASSETS
Cash and cash equivalents	$9,500	$19,081
Accounts, notes and other receivables, less allowance for doubtful accounts of $1,437 in 2001 and $1,710 in 2000	54,400	51,751
Inventories	42,158	44,255
Deferred income taxes	4,626	4,250
Prepaid expenses	1,212	807
TOTAL CURRENT ASSETS	111,896	120,144
Property, plant and equipment	72,817	65,619
Less: accumulated depreciation	(29,245)	(28,272)
TOTAL PROPERTY, PLANT AND EQUIPMENT	43,572	37,347
Other assets	3,347	1,273
Long-term assets of discontinued operations	2,050	2,050
TOTAL ASSETS	$160,865	$160,814
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term debt and current portion of long-term debt	$11,377	$792
Accounts payable	18,697	28,882
Accrued & other liabilities	14,075	13,804
Deferred revenue	5,915	1,563
Liabilities of discontinued operations	1,235	1,260
TOTAL CURRENT LIABILITIES	51,299	46,301
Long-term debt and other obligations	----	8,355
Nonpension post retirement benefits	2,662	2,467
TOTAL LIABILITIES	53,961	57,123
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares authorized – 80,000; Shares issued 52,822 and 52,816 in 2001 and 2000 respectively	534	534
Capital surplus	13,216	13,180
Retained earnings	97,074	93,998
Treasury stock, at cost – 596 shares in 2001 and 2000	(3,659)	(3,659)
Unearned portion of restricted stock	(261)	(362)
TOTAL STOCKHOLDERS' EQUITY	106,904	103,691
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$160,865	$160,814

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Dollars in thousands)
(unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$3,076	$2,967
Adjustments for noncash items included in net income:
Depreciation and amortization	1,075	977
Restricted stock earned	100	77
Extraordinary charge from early extinguishment of debt	1,344	----
Non pension post retirement benefits	195	167
Operating requirements:
Accounts receivable increase	(2,649)	(2,370)
Inventories decrease/(increase)	2,097	(5,934)
Prepaid/deferred income taxes increase	(376)	----
Prepaid expenses increase	(384)	(332)
Deferred revenue increase/(decrease)	4,352	(651)
Accounts payable (decrease)/increase	(10,185)	2,313
Accrued & other liabilities increase	1,113	1,812
Net discontinued operations decrease	(25)	(63)
Other	4	6
Net cash used for operating activities	(263)	(1,031)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(7,198)	(813)
Other	43	(40)
Net cash used for investing activities	(7,155)	(853)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(294)	(258)
Early extinguishment of debt	(10,911)	----
Proceeds from issuance of debt, net of issuance cost	9,699	----
Capitalized tender offer transaction costs	(672)	----
Issuance of common stock, including treasury shares reissued	15	----
Purchase of treasury shares	----	(58)
Net cash used for financing activities	(2,163)	(316)
Net decrease in cash and cash equivalents	(9,581)	(2,200)
Cash & cash equivalents, beginning of period	19,081	27,634
Cash & cash equivalents, end of period	$9,500	$25,434

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)        Basis of Reporting for Interim Financial Statements

             The Company, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited financial statements included herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2001 and 2000.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

             Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)        Revenue Recognition

             The Company’s products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer.  Revenue is generally recognized when the product is shipped.  However, the Company recognizes revenue for its Tower Structures and Equipment Enclosures segments prior to the time a product is shipped if each of the following conditions are met:

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

             6.          The ordered product has been segregated from the Company’s inventory and is not subject to being used to fill other orders;

             7.          The product is complete and ready for shipment; and

             8.          The customer agrees to pay for the goods under the Company’s standard credit terms.

             Many times, the Company’s customers experience delays due to weather, zoning approvals, and other similar circumstances, and requests that the Company hold their inventory.  In these situations where the product was available for shipment, title had passed to the customer, and the earnings criteria had been met, the Company recognized revenue for its Tower Structures & Equipment Enclosures segments.

             Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting.  Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized.  The Company treats each project site, including each site within the Commonwealth of Pennsylvania project, as a separate project.  For projects that span multiple reporting periods, the Company uses the percentage of completion method of accounting for its Construction Services segment.

(3)        Principles of Consolidation

             The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries (“ROHN” or the “Company”).  All significant inter-company transactions have been eliminated in consolidation.

(4)        Net Income Per Share

             Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share were calculated by including the effect of all dilutive securities.  For the three months ended March 31, 2001 and 2000, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 510,000 and 619,000, respectively.  The Company had additional outstanding stock options as of March 31, 2001 and 2000 of 1,405,000 and 790,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)        Inventories

             Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	March 31, 2001	December 31, 2000
Finished goods	$19,284	$15,518
Work-in-process	13,601	19,652
Raw materials	9,273	9,085
Total Inventories	$42,158	$44,255

(6)        New Accounting Standards

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000.  The adoption of SAB 101 had no material effect upon the results of operations or financial position of the Company.

             In July 2000, the Emerging Issues Task Force (“EITF”) released Issue No. 00-10 (“EITF 00-10”), “Accounting for Shipping and Handling Revenues and Costs”.  The EITF, effective in the fourth quarter of 2000, reached final consensus that amounts billed, if any, for shipping and handling should be included in revenue.  In addition, costs incurred for shipping and handling should be recorded in cost of sales or otherwise disclosed, but not netted against amounts billed.  In connection with the implementation of EITF 00-10, the Company has reclassified certain amounts from cost of products sold to revenue.

(7)        Business Segment Information

             Prior to the end of the 2000 fiscal year, the Company reported financial results for two business segments:  Tower Structures and Equipment Enclosures.  Beginning with its financial results for the fiscal year ended December 31, 2000, the Company began reporting financial results for a third business segment, Construction Services.  Consequently, the business segment results disclosed in this Form 10-Q for the first quarter of 2000 for the Tower Structures and Equipment Enclosures segments have been adjusted to reflect the break-out of Construction Services as a separate segment.  Prior to the break-out of the Construction Services segment, financial results related to construction services were primarily included with the Towers Structures segment.

             The Company operates in three business segments:  Tower Structures, Equipment Enclosures and Construction Services.  The segments are managed as strategic business units due to their distinct processes and potential end-user application.  The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort.  The Equipment Enclosures segment includes manufacturing plants in Bessemer, Alabama, Casa Grande, Arizona and Mexico City, Mexico and has a sales, marketing and distribution effort separate from the Towers Structures segment’s sales and marketing resources.  The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares a sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment.

             Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those followed by the Company.  The Company evaluates segment performance based on earnings before interest and taxes.  Inter-segment transactions are recorded at prices negotiated between segments.

For the three months ended March 31, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Intersegment Sales (1)	Total

2001
Net sales	$23,043	$39,078	$12,873	(4,666)	$70,328
Operating income	1,511	5,906	(210)		7,207
Depreciation and amortization	820	249	6		1,075
Capital expenditures (2)	3,649	3,512	37		7,198
Segment assets at March 31, 2001	$125,282	$28,917	8,016	(1,350)	$160,865

2000
Net sales	$29,459	$14,479	11,517	(7,224)	$48,231
Operating income	3,132	1,657	(174)		4,615
Depreciation and amortization	819	152	6		977
Capital expenditures (2)	699	90	24		813
Segment assets at December 31, 2000	$120,804	$31,971	9,189	(1,150)	$160,814

(1)         For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2)         Net of asset dispositions and retirements.

(8)        Debt Extinguishments

             On March 8, 2001, the Company retired mortgage notes and capital leases in the aggregate of $8,725,000 from the State of Alabama, City of Bessemer, Alabama and State of Indiana which had interest rates between 7.5% and 9.0%.  An extraordinary charge of $2,185,000 less an income tax benefit of $841,000 was incurred as a result of the early extinguishment of the debt.

(9)        Subsequent Events

             On April 16, 2001, the Company announced the final results of its “Dutch Auction” self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share, net, to the seller in cash.  Payment for the shares accepted in the self-tender offer was made on April 17, 2001.  In connection with the Company’s previously announced stock purchase agreement with the Trust, the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001.  The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its new credit facility and cash on hand.

             The Company is required by its new $75,000,000 credit facility to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility, and at least $15 million for the third year of the credit facility.  In April 2001, the Company agreed, subject to the execution of definitive documentation, to enter into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate.  The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

             The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months ended March 31, 2001 and 2000.  This discussion should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

             The Company is a leading manufacturer and installer of infrastructure products for the fiber optics and communications industries. The Company’s products are used by a range of communications providers serving the Internet, cellular telephone, Personal Communications Systems (“PCS”), Enhanced Specialized Mobile Radio (“ESMR”), paging, radio and television broadcast, wireless cable, private microwave, and other businesses.  The Company’s principal product lines are tower structures, equipment enclosures, and construction services.

             The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income. Certain prior year amounts have been reclassified to conform with the current year presentation.

	For the Three Months Ended March 31,
	2001	2000
Net sales	100.0%	100.0%
Cost of products & services	79.9	77.9
Gross profit	20.1	22.1
S,G&A expense	9.8	12.5
Operating income	10.3	9.6
Interest income	0.3	0.7
Interest expense	0.4	0.4
Income before income taxes and extraordinary item	10.2	9.9
Income tax provision	3.9	3.7
Income before extraordinary item	6.3	6.2
Extraordinary charge from early extinguishment of debt, net of tax benefit	1.9	---
Net income from continuing operations	4.4%	6.2%

For the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

             Net sales for the first quarter ended March 31, 2001 were $70.3 million compared to $48.2 million in the first quarter of 2000, an increase of $22.1 million or 45.9%.  The increase/decrease in sales by business segment was as follows:

For the three months ended March 31, (Dollars in thousands)	2001	2000	Dollar Increase/ (Decrease)	Percentage Increase/ (Decrease)
Tower Structures	$23,043	$29,459	$(6,416)	(21.8%)
Equipment Enclosures	39,078	14,479	24,599	169.9%
Construction Services	8,207	4,293	3,914	91.2%
Total	$70,328	$48,231	$22,097	45.8%

             The decrease in sales in the Tower Structures segment was primarily the result of reduced demand from the build-to-suit industry.  The increase in sales in the Equipment Enclosures segment was primarily due to revenue recognized from orders placed in 2000 related to the fiber optics market. The increase in sales in the Construction Services segment was primarily due to additional revenue related to the Company’s contract with the Commonwealth of Pennsylvania.

             Gross profit for the first quarter of 2001 was $14.1 million versus $10.6 million in the first quarter of 2000, an increase of $3.5 million or 33.0%.  The increase in gross profit is mainly attributable to the increase in sales.  As a percentage to sales, gross profit margin was 20.1% for the first quarter of 2001 in comparison to 22.1% for the same period a year ago.  Gross profit margins were negatively impacted in the first quarter 2001 as compared to 2000 due to the change in product mix between towers and construction services.  Revenues from tower structures, which have significantly higher margins than construction services, decreased by approximately 22% in the first quarter of 2001 as compared to the first quarter of 2000. Revenue from lower margin construction services increased by approximately 91% in the first quarter of 2001 as compared to the first quarter of 2000.  In addition, the gross profit margins were negatively affected in the first quarter of 2001 due to manufacturing inefficiencies in the Company’s new equipment enclosure manufacturing facility in Casa Grande, Arizona.  It is expected that the overall Company gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction services increases.

             Gross profit margin for the Company’s Tower Structures segment was 25.2% for the first quarter of 2001 versus 24.5% for the same quarter in 2000.  Gross profit margin for the Company’s Tower Structures segment benefited in the first quarter of 2001 from reduced raw material costs and more effective manufacturing expense control, but was negatively impacted slightly by a reduction in sales volume.

             Gross profit margin for the Company’s Equipment Enclosures segment was 18.0% for the first quarter of 2001 versus 19.1% for the same period in 2000.  Equipment Enclosure gross profit margin decreased slightly in the first quarter 2001 as a result of start-up costs and production inefficiencies related to the new equipment enclosure manufacturing facility in Casa Grande, Arizona.

             Gross profit margin for the Company’s Construction Services segment was 15.1% for the first quarter of 2001 versus 15.9% for the same period in 2000.  Construction Services margin decreased slightly in the first quarter 2001 as a result of increases in material and sub-contract labor costs.

             Selling, general and administrative (“SG&A”) expenses were $6.9 million in the first quarter of 2001 versus $6.0 million in the first quarter of 2000, an increase of $0.9 million, or 15.0%.  The increase in SG&A expenses in the first quarter of 2001 as compared to the first quarter of 2000 was primarily the result of additional expenses required to support the 45.9% increase in sales, including additional expenses in the Company’s Construction Services segment related to administration of the Commonwealth of Pennsylvania contract, and expenses for additional infrastructure to support the Company’s operations in Mexico.  SG&A expenses in the first quarter of 2000 were negatively impacted by a $1.2 million charge for expenses related to the departure of certain management employees at the Company’s Equipment Enclosure segment.  This $1.2 million charge was partially offset by a $600,000 favorable adjustment of an employee bonus accrual related to 1999.  Without the impact of these non-recurring charges, SG&A expense in the first quarter of 2000 would have been $5.4 million.  As a percentage of sales, SG&A expenses were 9.8% of sales for the quarter ended March 31, 2001 versus 11.3% (excluding non-recurring charges) for the same period in 2000.

             Net earnings in the first quarter 2001 include the effect of a $1.3 million (net of income tax benefit of $0.8 million), or $0.02 per share, extraordinary charge related to the early extinguishment of debt.

             Earnings per share in the first quarter of 2001 and 2000 were $0.06 basic and diluted.  Earnings per share in the first quarter 2001 includes the effect of the extraordinary charge from the early extinguishment of debt, net of tax benefit, of $0.02 per share.

Liquidity and Capital Resources

             The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)	March 31, 2001	December 31, 2000
Cash	$9,500	$19,081
Working capital	60,597	73,843
Total debt	11,377	9,147
Current ratio	2.18:1	2.60:1

             At March 31, 2001, the Company had no long-term indebtedness.  The Company’s long-term indebtedness was refinanced through a revolving line of credit in anticipation of the Company’s tender offer. See “Credit Facility” below.

              Net Cash Used for Operating Activities.  Net cash used for operating activities in the first quarter of 2001 decreased by $768 thousand to $263 thousand from $1.031 million for the first quarter of 2000.  This decrease in cash used was primarily attributable to a decrease in inventory in the first quarter of 2001 verses an increase in inventory in the first quarter of 2000. This was offset partially by a decrease in accounts payable in 2001 verses 2000 and an increase in deferred revenue.

             Net Cash Used in Investing Activities.  Net cash used in investing activities in the first quarter of 2001 was $7.2 million. This cash was used primarily for capital expenditures for the start-up and expansion of the Company’s Casa Grande, Arizona facility and the Company’s new tapered steel pole facility in Peoria, Illinois.

             Net Cash Used in Financing Activities.  Net cash used in financing activities in the first quarter of 2001 was $2.2 million relating to refinancing the Company’s long-term debt.  On March 8, 2001, the Company borrowed  $11.25 million under its new credit facility to repay $8.7 million of existing mortgage notes and capital leases and to pay premiums associated with that repayment.

             As of March 31, 2001, the Company had remaining capital commitments of $2.7 million for the construction of a tapered steel pole facility in Peoria, Illinois.

             The Company’s principal liquidity requirements are working capital and general corporate purposes, including capital expenditures and debt service requirements.  The Company believes that its cash flow from operations, cash on hand and borrowings available under the credit facility will be sufficient to meet its currently anticipated liquidity requirements.

Credit Facility

             On March 8, 2001, the Company entered into a new credit facility.  The credit facility provides for aggregate borrowings of $75 million and consists of (1)  a 5 year term loan of $30 million and (2)  a revolving credit facility of $45 million.

             Availability.  Availability under the revolving credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of 85% of eligible accounts receivable and 50% of eligible inventory.  These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances.  Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes.  Borrowings under the term loan were available  for general corporate purposes and were used to fund the purchase of shares in the Company’s self tender offer and the purchase of shares from the UNR Asbestos Disease Claims Trust (the “Trust”). The revolving credit facility provides for $45.0 million of borrowing availability, subject to the existence of a sufficient borrowing base to permit revolving loans in this amount.

             Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) ½ of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin.  The applicable margin will initially be 2.25% for LIBOR rate loans and 1.00% for base rate loans and after the six month anniversary of the Company’s entry into the credit agreement, will vary from 1.75% to 2.25% for LIBOR rate loans and from 0.50% to 1.00% for base rate loans, and will be based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

             Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on March 8, 2006.  Scheduled repayments of the term loan in quarterly installments of $1,500,000 begin on June 30, 2001 and continue through March 8, 2006, with the remaining unpaid balance due on that date.

             Commitment Reductions and Repayments.  Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds.  In addition, the Company is required to make, annually, mandatory repayments in an amount equal to 50% of annual excess cash flow, as defined in the credit facility.  Mandatory prepayments under the term loan will be applied to amortization payments in the inverse order of maturity.  The Company may prepay the loans at any time without premium or penalty (except for prepayments of LIBOR loans, as to which breakage costs may be payable).

             Security and Guarantees.  The obligations under the credit agreement are secured by a first priority security interest in substantially all of the Company’s assets and guaranteed by each of its direct and indirect domestic subsidiaries.

             Covenants.  The credit facility contains customary covenants, which, among other things and with exceptions, limit the Company’s ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company’s business.  The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non-guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

Inflation

             Inflation has not had a material effect on the Company’s business or results of operations.

Seasonality of Business

             The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results.  Many of these fluctuations have resulted from disruptions in its customers ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers, who often purchase a disproportionately higher share of the Company’s products at the end of the calendar year.  It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continue. Despite these fluctuations, the Company’s working capital requirements do not vary significantly from period to period.

Recent Developments

             On April 16, 2001, the Company announced the final results of its “Dutch Auction” self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash.  Payment for the shares accepted in the self-tender offer was made on April 17, 2001.  In connection with the Company’s previously announced stock purchase agreement with the Trust, the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001.  The Company funded the purchase of the shares from the self-tender and from the Trust using borrowings under its new credit facility and cash on hand.

             The Company is required by its new $75,000,000 credit facility to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility, and at least $15 million for the third year of the credit facility.  In April 2001, the Company agreed, subject to the execution of definitive documentation, to enter into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate.  The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results.  The principal market risks to which the Company is currently exposed to or may be exposed to during 2001 or beyond are changes in interest rates and foreign currency exchange rates.

             The Company has over the last several years managed its exposure to changes in interest rates by utilizing primarily fixed rate debt. However, the Company's new credit facility bears interest at variable rates.  The Company is required by its new credit facility to enter into one or more Rate Management Transactions which provides for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility, and at least $15 million for the third year of the credit facility.  In April 2001, the Company agreed, subject to the execution of definitive documentation, to enter into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate.  The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment.

             Through the Company's credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate.  The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $61.25 million of variable rate debt outstanding as of April 30, 2001 which amount includes borrowings used to fund the purchase of approximately 12.2 million shares of the Company's common stock pursuant to its self tender offer and stock purchase agreement with the Trust, which was completed in late April 2001.

             Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.3 million of increased interest expense, which amount includes a reduction in interest expense of $0.3 million assuming the hedging arrangement described above that the Company agreed to enter into was in effect.  Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2001.  Prior to March 2001, the Company did not have any outstanding variable rate debt.

             International sales, which accounted for 7.1% and 16.2% of net sales in the first quarter of 2001 and 2000, respectively, are concentrated principally in Mexico and Central America. To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico.  To the extent that Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U. S. dollar and the peso could have an effect on the Company's operating results.  To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to that customers local currency could make the Company's products and services less competitive to such customers.  Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes.  However, as international business becomes a greater portion of Company's revenue, exchange rates may have an increased effect on the Company's revenue.

             In the future, the Company expects that if it experiences significant growth in it international sales activity, the Company would manage its exposure to changes in exchange rates by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts.  Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures.  The Company does not expect to enter into contracts for speculative purposes.

FORWARD-LOOKING INFORMATION

             Matters discussed in this report contain forward-looking statements which reflect management’s current judgment.  Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications equipment and fiber optic network industries, and the risk that the Company's analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful.  Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to the Company’s Securities and Exchange Commission filings.

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

                           None

ITEM 5.            OTHER INFORMATION

                           None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits

                           11.        The computation can be determined fro m the report.

                           99.1      Cautionary Statement for purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act
                                        of 1995 (incorporated herein by reference to Exhibit 99.1 to ROHN’s Form 10-K for the fiscal year ended
                                        December 31, 2000).

             (b)        Reports on Form 8-K

                           On February 12, 2001 the Company filed a report on Form 8-K, reporting under Items 7 and 9.  The form 8-K also included as an exhibit a press release pertaining to the Company’s removal of $41 million from its booked business.

                           On March 8, 2001, the Company filed a report on Form 8-K, reporting under Item 7.  The Form 8-K also included as an exhibit a revised Exhibit 99.1 relating to forward-looking statements.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: May 15, 2001	/s/ James F. Hurley
JAMES F. HURLEY Chief Financial Officer