Form 10-Q
period 2001-06-30
ROHN INDUSTRIES INC
filed 2001-08-14
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______ TO _______

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

Yes ☒    No ☐

Shares Outstanding as of August 7, 2001

Common Stock $.01 par value	40,806,314

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except for per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net sales	$73,468	$63,146	$143,796	$111,377
Cost of products sold	57,120	49,016	113,344	86,599

Gross profit	16,348	14,130	30,452	24,778
Operating expenses:
Selling expenses	2,928	2,306	5,232	4,329
General and administrative expenses	4,418	4,026	9,011	8,036

Operating income	9,002	7,798	16,209	12,413
Interest expense	1,056	181	1,318	361
Interest income	188	308	430	639

Income before income taxes and extraordinary item	8,134	7,925	15,321	12,691
Income tax provision	3,132	2,918	5,899	4,717

Income before extraordinary item	5,002	5,007	9,422	7,974
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	----	----	1,344	----

Net income	$5,002	$5,007	$8,078	$7,974

Earnings per share
Basic:
Income before extraordinary item	$.12	$.09	$.20	$.15
Extraordinary charge from early extinguishment of debt, net of income tax benefit	---	---	.03	---

Net income	.12	.09	.17	.15

Diluted:
Income before extraordinary item	.12	.09	.20	.15
Extraordinary charge from early extinguishment of debt, net of income tax benefit	---	---	.03	---

Net income	$.12	$.09	$.17	$.15

Weighted average number of shares outstanding:

Basic	43,785	52,761	47,658	52,687

Diluted	44,424	53,200	48,242	53,237

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

ASSETS	June 30, 2001 (unaudited)	December 31, 2000

CURRENT ASSETS
Cash and cash equivalents	$10,592	$19,081
Accounts, notes and other receivables, less allowance for doubtful accounts of $2,299 in 2001 and $1,710 in 2000	49,194	51,751
Inventories	34,911	44,255
Deferred income taxes	4,741	4,250
Prepaid expenses	1,780	807

TOTAL CURRENT ASSETS	101,218	120,144

Property, plant and equipment	76,955	65,619
Less: accumulated depreciation	(30,347)	(28,272)

TOTAL PROPERTY, PLANT AND EQUIPMENT	46,608	37,347

Other assets	2,948	1,273
Long-term assets of discontinued operations	2,086	2,050

TOTAL ASSETS	$152,860	$160,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$6,025	$792
Accounts payable	16,423	28,882
Accrued liabilities & other liabilities	13,671	13,804
Deferred revenue	714	1,563
Liabilities of discontinued operations	1,023	1,260

TOTAL CURRENT LIABILITIES	37,856	46,301

Long-term debt and other obligations	51,369	8,355
Nonpension post retirement benefits	2,857	2,467

TOTAL LIABILITIES	92,082	57,123

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares authorized – 80,000;
Shares issued – 40,744 in 2001 and 52,816 in 2000	412	534
Capital surplus	13,731	13,180
Retained earnings	50,168	93,998
Accumulated other comprehensive (expense)	(173)	----
Treasury stock, at cost – 492 shares in 2001 and 596 shares in 2000	(3,021)	(3,659)
Unearned portion of restricted stock	(339)	(362)

TOTAL STOCKHOLDERS' EQUITY	60,778	103,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,860	$160,814

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
 Statement of Changes in Stockholders' Equity
 (in thousands)
 (unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock		Restricted Stock	Total Stockholder's Equity

	Shares Issued	Amount					Shares	Amount

Balance as of December 31, 2000	53,412	$534	$13,180	$93,998	$	----	(596)	$(3,659)	$(362)	$103,691

Comprehensive income
Net Income				8,078						8,078
Loss on derivative instrument					(173)					(173)

Total comprehensive income										7,905
Treasury Shares Repurchases							(12,222)	(50,416)		(50,416)
Fees Paid in Treasury Share Repurchase								(1,220)		(1,220)
Issuance of Restricted Stock	40	----	137						(137)	----
Amortization of Restricted Shares									160	160
Retirement of Stock	(12,222)	(122)		(51,514)			12,222	51,636		----
Cash Dividends										----
Restricted Stock Cancelled										----
Director's Stock Plan			278							278
Stock Options Exercised	6		15	(394)			104	638		259
Stock Options Tax Benefit			121							121

Balance as of June 30, 2001	41,236	$412	$13,731	$50,168		$(173)	(492)	$(3,021)	$(339)	$60,778

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock		Restricted Stock	Total Stockholders' Equity

	Shares Issued	Amount					Shares	Amount

Balance as of December 31, 1999	53,387	$534	$12,815	$71,743	$	----	(635)	$(3,896)	$(780)	$80,416

Comprehensive income
Net Income				7,974						7,974
Loss on derivative instrument										----

Total comprehensive income										7,974
Treasury Shares Repurchases							(16)	(58)		(58)
Issuance of Restricted Stock	30	1	93						(94)	----
Amortization of Restricted Shares									307	307
Cash Dividends										----
Restricted Stock Cancelled	(5)		(30)							(30)
Director's Stock Plan			221							221
Stock Options Exercised				(97)			28	134		37
Stock Options Tax Benefit										----

Balance as of June 30, 2000	53,412	$535	$13,099	$79,620	$	----	(623)	$(3,820)	$(567)	$88,867

ROHN Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$8,078	$7,974
Adjustments for noncash items included in net income:
Depreciation and amortization	2,256	1,958
Restricted stock earned	160	276
Tax benefit on the exercise of stock options	121	----
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	1,344	----
Non pension post retirement benefits	390	333
Operating requirements:
Accounts receivable decrease/(increase)	2,557	(8,014)
Inventories decrease/(increase)	9,344	(6,013)
Deferred income taxes (increase)	(491)	(662)
Prepaid expenses (increase)/decrease	(695)	533
Deferred revenue (decrease)/increase	(849)	----
Accounts payable (decrease)/increase	(12,459)	3,776
Accrued liabilities and other increase	709	495
Net discontinued operations decrease	(274)	(80)
Other	13	12

Net cash provided by operating activities	10,204	588

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(11,336)	(2,200)
Other	(467)	69

Net cash used for investing activities	(11,803)	(2,131)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(4,451)	(590)
Early extinguishment of debt	(10,911)	----
Capitalized tender offer transaction costs	(1,020)	----
Proceeds from issuance of debt, net of issuance costs	59,649	----
Issuance of common stock, including treasury shares reissued	259	36
Purchase of common stock subsequently retired	(50,416)	----
Purchase of treasury shares	----	(58)

Net cash used for financing activities	(6,890)	(612)

Net decrease in cash and cash equivalents	(8,489)	(2,155)

Cash & cash equivalents, beginning of period	19,081	27,634

Cash & cash equivalents, end of period	$10,592	$25,479

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

             The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

             Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)        Revenue Recognition

             The Company’s products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer.  Revenue is generally recognized when the product is shipped.  However, the Company recognizes revenue for its Tower Structures and Equipment Enclosures segment prior to the time a product is shipped if each of the following conditions are met:

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

             Many times, the Company’s customers experience delays due to weather, zoning approvals, and other similar circumstances, and request that the Company hold their inventory.  In these situations where the product is available for shipment, title has passed to the customer, and the earnings criteria have been met, the Company recognizes revenue for its Tower Structures and Equipment Enclosures segments.

             The Equipment Enclosures segment also produces “multi-wide” enclosures. The multi-wide enclosures require a significant installation process at the site.  In this situation revenue is recognized on the percentage of completion method with each site considered a separate earnings process.  The revenue associated with the manufacture of the modules is recognized when the enclosure modules have been manufactured, are available for shipment and the title and risk of loss have passed to the customer. The revenue associated with the installation is recognized when the enclosure installation is complete and the site has been accepted by the customer.  Gross Margin is recognized proportionately with the revenue based on the estimated average gross margin percentage of the total site (manufacture and installation).

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

(3)        Principles of Consolidation

             The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries (“ROHN” or the “Company”).  All significant inter-company transactions have been eliminated in consolidation

(4)        Net Income Per Share

             Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share were calculated by including the effect of all dilutive securities.  For the six months ended June 30, 2001 and 2000, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 584,000 and 550,000, respectively.  For the three months ended June 30, 2001 and 2000, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 639,000 and 439,000, respectively.  The Company had outstanding stock options as of June 30, 2001 and 2000 of 745,000 and 1,140,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)        Inventories

             Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	June 30,	December 31,
	2001	2000

Finished goods	$15,950	$15,518
Work-in-process	10,683	19,652
Raw materials	8,278	9,085

Total Inventories	$34,911	$44,255

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

(7)        Business Segment Information

             Prior to the end of the 2000 fiscal year, the Company reported financial results for two business segments:  Tower Structures and Equipment Enclosures.  Beginning with its financial results for the fiscal year ended December 31, 2000, the Company began reporting financial results for a third business segment, Construction Services.  Consequently, the business segment results disclosed in this Form 10-Q for the second quarter and first six months of 2000 for the Tower Structures and Equipment Enclosures segments have been adjusted to reflect the break-out of Construction Services as a separate segment.  Prior to the break-out of the Construction Services segment, financial results related to construction services were primarily included with the Towers Structures segment.

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

For the three months ended June 30, (in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total

2001
Net sales	$26,138	$34,630	$17,542	$(4,842)	$73,468
Operating income	1,500	4,200	3,302		9,002
Depreciation and amortization	866	303	12		1,181
Capital expenditures (2)	2,842	1,221	75		4,138
Segment assets at June 30, 2001	$119,537	$23,234	$11,289	$(1,200)	$152,860

2000
Net sales	$31,640	$19,967	$16,751	$(5,212)	$63,146
Operating income	4,805	3,373	(380)		7,798
Depreciation and amortization	818	153	10		981
Capital expenditures (2)	1,135	239	13		1,387
Segment assets at December 31, 2000	$120,804	$31,971	$9,189	$(1,150)	$160,814

(1)	For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2)	Net of asset dispositions and retirements.

For the six months ended June 30, (in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total

2001
Net sales	$49,181	$73,708	$30,415	$(9,508)	$143,796
Operating income	3,011	10,106	3,092		16,209
Depreciation and amortization	1,676	552	28		2,256
Capital expenditures (2)	6,491	4,733	112		11,336
Segment assets at June 30, 2001	$119,537	$23,234	$11,289	$(1,200)	$152,860

2000
Net sales	$61,099	$34,446	$28,268	$(12,436)	$111,377
Operating income	7,937	5,030	(554)		12,413
Depreciation and amortization	1,637	305	16		1,958
Capital expenditures (2)	1,834	329	37		2,200
Segment assets at December 31, 2000	$120,804	$31,971	$9,189	$(1,150)	$160,814

(1)	For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2)	Net of asset dispositions and retirements.

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

(9)        Self-tender Offer

             On April 16, 2001, the Company announced the final results of its “Dutch Auction” self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash.  Payment for the shares accepted in the self-tender offer was made on April 17, 2001.  In connection with the Company’s previously announced stock purchase agreement with the UNR Asbestos Disease Claims Trust (the “Trust”), the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001.  The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its new credit facility and cash on hand.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS.

Overview

             The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three and six month periods ended June 30, 2001 and 2000.  These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	77.7	77.6	78.8	77.8

Gross profit	22.3	22.4	21.2	22.2
Selling, general & administrative expense	10.0	10.1	9.9	11.1

Operating income	12.3	12.3	11.3	11.1
Interest expense	1.4	0.2	0.9	0.3
Interest income	0.3	0.5	0.3	0.6

Income before income taxes and extraordinary item	11.2	12.6	10.7	11.4
Income tax provision	4.3	4.7	4.1	4.2

Income before extraordinary item	6.9	7.9	6.6	7.2
Extraordinary charge from early extinguishment of debt, net of tax benefit	----	----	0.9	----

Net income	6.9%	7.9%	5.7%	7.2%

For the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

             Net sales for the second quarter ended June 30, 2001 were $73.5 million compared to $63.2 million in the second quarter of 2000, an increase of $10.3 million or 16.4%.  The increase/decrease in sales by business segment was as follows:

For the three months ended June 30, (in thousands)	2001	2000	Dollar Increase/ (Decrease)	Percentage Increase/ (Decrease)

Tower Structures	$26,138	$31,640	$(5,502)	(17.4%)
Equipment Enclosures	34,630	19,967	14,663	73.4%
Construction Services	12,700	11,539	1,161	10.1%

Total	$73,468	$63,146	$10,322	16.4%

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

             Gross profit for the second quarter of 2001 was $16.3 million versus $14.1 million in the second quarter of 2000, an increase of $2.2 million or 15.6%.  The increase in gross profit was mainly attributable to the increase in sales.  As a percentage to sales, gross profit margin was 22.2% for the second quarter of 2001 in comparison to 22.4% for the same period a year ago. The decline in gross profit margins in the second quarter of 2001 as compared to the second quarter of 2000 primarily resulted from start-up costs and inefficiencies in the Company’s new tapered steel pole facility in Peoria, Illinois which were partially offset by increases in the construction division gross profit margins as discussed below.  It is expected that the overall Company gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction services increases.

             Gross profit margin for the Company’s Tower Structures segment was 22.9% for the second quarter of 2001 versus 29.1% for the same quarter in 2000.  Gross profit margin for the Company’s Tower Structures segment was negatively impacted by startup costs and inefficiencies of the new tapered steel pole facility and by lower production rates which effectively absorb less fixed costs.

             Gross profit margin for the Company’s Equipment Enclosures segment was 18.1% for the second quarter of 2001 versus 20.5% for the same period in 2000.  Equipment Enclosure gross profit margin decreased in the second quarter of 2001 as a result of excess capacity and reduced fiber-optic sales, which typically have a higher margin than other Equipment Enclosure sales.

             Gross profit margin for the Company’s Construction Services segment was 32.1% for the second quarter of 2001 versus 7.3% for the same period in 2000. This increase was a result of the renegotiation of the contract with the Commonwealth of Pennsylvania which provided for certain retroactive price adjustments as well as price adjustments on a going forward basis.  The Company expects margins in the Construction Services segment to be closer to historical levels in the future.

             Selling, general and administrative (“SG&A”) expenses were $7.3 million in the second quarter of 2001 versus $6.3 million in the second quarter of 2000, an increase of $1.0 million, or 15.9%.  The increase in SG&A expenses in the second quarter of 2001 as compared to the second quarter of 2000 was primarily the result of additional reserves for bad debts due to the financial problems in the telecommunications industry. As a percentage of sales, SG&A expenses were 10.0% of sales for the quarter ended June 30, 2001 versus 10.1% for the quarter ended June 30, 2000.

             Basic and diluted earnings per share in the second quarter of 2001 were $0.12 as compared to basic and diluted earnings per share of $0.09 in the second quarter of 2000.

For the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

             Net sales for the six months ended June 30, 2001 were $143.8 million compared to $111.4 million in the same period of 2000, an increase of $32.4 million or 29.1%.  The increase/decrease in sales by business segment was as follows:

For the six months ended June 30, (in thousands)	2001	2000	Dollar Increase/ (Decrease)	Percentage Increase/ (Decrease)

Tower Structures	$49,181	$61,099	$(11,918)	(19.5%)
Equipment Enclosures	73,708	34,446	39,262	114.0%
Construction Services	20,907	15,832	5,075	32.1%

Total	$143,796	$111,377	$32,419	29.1%

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

             Gross profit for the first six months of 2001 was $30.5 million versus $24.8 million in the same period of 2000, an increase of $5.7 million or 23.0%.  The increase in gross profit was mainly attributable to the increase in sales.  As a percentage to sales, gross profit margin was 21.2% for the first six months of 2001 in comparison to 22.2% for the same period a year ago. Gross profit margins were negatively affected in the first six months of 2001 due to start-up costs and manufacturing inefficiencies in the Company’s new equipment enclosure manufacturing facility in Casa Grande, Arizona and new tapered steel pole manufacturing facility in Peoria, Illinois. The negative impact of these factors on gross margins was partially offset by an increase in the construction division’s gross profit margin.   It is expected that the overall Company gross profit margins will continue to decrease slightly as the portion of total revenue derived from construction services increases.

             Gross profit margin for the Company’s Tower Structures segment was 24.0% for the first six months of 2001 versus 26.8% for the same period in 2000.  Gross profit margin for the Company’s Tower Structures segment was negatively impacted by startup costs and inefficiencies of the new tapered steel pole facility and by lower production rates which effectively absorb less fixed costs.

             Gross profit margin for the Company’s Equipment Enclosures segment was 18.1% for the first six months of 2001 versus 20.1% for the same period in 2000.  Equipment Enclosure gross profit margin decreased in the first six months 2001 as a result of start-up costs and production inefficiencies related to the new equipment enclosure manufacturing facility in Casa Grande, Arizona. Another factor was reduced fiber-optic sales, which typically have a higher margin than other Equipment Enclosure sales.

             Gross profit margin for the Company’s Construction Services segment was 25.5% for the first six months of 2001 versus 9.6% for the same period in 2000.  This increase was a result of the renegotiation of the contract with the Commonwealth of Pennsylvania which provided for certain retroactive price adjustments as well as price adjustments on a going forward basis. The Company expects margins in the Construction Services segment to be closer to historical levels in the future.

             Selling, general and administrative (“SG&A”) expenses were $14.2 million in the first six months of 2001 versus $12.4 million in the same period of 2000, an increase of $1.8 million, or 14.5%.  The increase in SG&A expenses in the first six months of 2001 as compared to the first six months of 2000 was primarily the result of additional expenses required to support the 29.1% increase in sales, including additional expenses in the Company’s Construction Services segment related to administration of the Commonwealth of Pennsylvania contract, and expenses for additional infrastructure to support the Company’s operations in Mexico. Additionally, SG&A expenses increased in the first six months of 2001 as compared to the same period in 2000 as the result of an increase in reserves for bad debts due to financial problems in the telecommunications industry.  SG&A expenses in the first six months of 2000 were negatively impacted by a $1.2 million charge for expenses related to the departure of certain management employees at the Company’s Equipment Enclosure segment.  This $1.2 million charge was partially offset by a $600,000 favorable adjustment of an employee bonus accrual related to 1999.  Without the impact of these non-recurring charges, SG&A expense in the first six months of 2000 would have been $11.8 million.  As a percentage of sales, SG&A expenses were 9.9% of sales for the first six months of 2001 versus 10.6% (excluding non-recurring charges) for the same period in 2000.

             Net earnings in the first six months of 2001 include the effect of a $1.3 million (net of income tax benefit of $0.8 million), or $0.03 per share, extraordinary charge related to the early extinguishment of debt.

             Basic and diluted earnings per share in the first six months of 2001 and 2000 were $0.17 and $0.15 respectively.  Earnings per share in the first six months of 2001 includes the effect of the extraordinary charge from the early extinguishment of debt, net of tax benefit, of $0.03 per share.

Liquidity and Capital Resources

             The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)

	June 30, 2001	December 31, 2000

Cash	$10,592	$19,081
Working capital	$63,362	$73,843
Total debt	$57,394	$9,147
Current ratio	2.67:1	2.60:1

             At June 30, 2001, the Company had $51,250 in long-term indebtedness.  See “Credit Facility” below.

              Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the first six months of 2001 increased by $9.6 million to $10.2 million from $0.6 million for the first six months of 2000.  This increase in cash provided was primarily attributable to decreases in inventory and accounts receivable in the first six months of 2001 versus an increase in inventory and accounts receivable in the first six months of 2000.  This was offset partially by a decrease in accounts payable in 2001 versus 2000.

             Net Cash Used in Investing Activities.  Net cash used in investing activities in the first six months of 2001 was $11.8 million. This cash was used primarily for capital expenditures for the start-up and expansion of the Company’s Casa Grande, Arizona facility and the Company’s new tapered steel pole facility in Peoria, Illinois.

             Net Cash Used in Financing Activities.  Net cash used in financing activities in the first six months of 2001 was $6.9 million relating to refinancing the Company’s long-term debt and purchasing some of the Company’s common stock.

             As of June 30, 2001, the Company had remaining capital commitments of $0.8 million related to the construction of its new manufacturing facilities.

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

             Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) ½ of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin.  The applicable margin is currently 2.25% for LIBOR rate loans and 1.00% for base rate loans, and after the six month anniversary of the date of the credit agreement will vary from 1.75% to 2.25% for LIBOR rate loans and from 0.50% to 1.00% for base rate loans based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

             Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on March 8, 2006.  Scheduled repayments of the term loan in quarterly installments of $1,500,000 began on June 30, 2001 and continue through March 8, 2006, with the remaining unpaid balance due on that date.

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

             Interest Rate Swaps.  The Company is required by its credit facility to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility, and at least $15 million for the third year of the credit facility.  On April 18, 2001 the Company entered into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate.  The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment.

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

Seasonality of Business

             The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results.  Many of these fluctuations have resulted from disruptions in its customers’ ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers, who often purchase a disproportionately higher share of the Company’s products at the end of the calendar year.  It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continues. Despite these fluctuations, the Company’s working capital requirements do not vary significantly from period to period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

             The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results.  The principal market risks to which the Company is currently exposed or may be exposed during 2001 or beyond are changes in interest rates and foreign currency exchange rates.

             The Company has over the last several years managed its exposure to changes in interest rates by utilizing primarily fixed rate debt.  However, the Company’s new credit facility bears interest at variable rates.  The Company is required by its new credit facility to enter into one or more Rate Management Transactions which provides for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility, and at least $15 million for the third year of the credit facility. On April 18, 2001 the Company entered into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate.  The swap was designated as a cash flow hedge at the inception of the agreement to support hedge accounting treatment.

             Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate.  The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $57.25 million of variable rate debt outstanding as of June 30, 2001.

             Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.3 million of increased interest expense, which amount includes a reduction in interest expense of $0.3 million assuming the hedging arrangement described above is in effect. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of June 30, 2001.  Prior to March 2001, the Company did not have any outstanding variable rate debt.

             International sales, which accounted for 12.2% and 21.6% of net sales in the second quarter of 2001 and 2000, respectively, are concentrated principally in Mexico and Central America.  To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico.  To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results.  To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers.  Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes.  However, as international business becomes a greater portion of Company’s revenue, exchange rates may have an increased effect on the Company’s revenue.

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

             None.

ITEM 3.            DEFAULTS ON SENIOR SECURITIES

             None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its annual meeting of stockholders on May 11, 2001.  The following matters were voted upon:

Proposal 1: Election of Directors.  The following nominees were elected to serve as directors of the Company, to serve until the next annual meeting or until their successors are elected and qualified, by the following vote:

Nominee	For	Against	Abstentions

Stephen E. Gorman	47,616,063	36,300	160,776

John H. Laeri	46,475,645	1,176,718	160,776

Michael E. Levine	46,476,618	1,175,745	160,776

Gene Locks	47,651,421	942	160,776

Brian B. Pemberton	46,477,118	1,175,245	160,776

Jordan Roderick	47,616,663	35,700	160,776

Alan Schwartz	47,652,063	300	160,776

ITEM 5.            OTHER INFORMATION

             None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	11.	The computation can be determined from the report.

	99.1	Cautionary Statement for purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99.1 to ROHN’s Form 10-K for the fiscal year ended December 31, 2000).

(b)	Reports on Form 8-K

On May 1, 2001 the Company filed a report on Form 8-K, reporting under Items 7 and 9. The form 8-K also included as exhibits a slide presentation to be delivered by the Company at a series of investment community presentations and prepared talking points to be covered by the Company at such presentations. On May 2, May 7 and June 22, the Company filed reports on Form 8-K amending the report on Form 8-K filed on May 1. These amended reports were filed to update the exhibit containing the prepared talking points covered by the Company at the investment community presentations.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: August 14, 2001	/s/ James F. Hurley

James F. Hurley
Chief Financial Officer