Form 10-Q
period 2001-09-30
ROHN INDUSTRIES INC
filed 2001-11-19
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________TO _______________

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

Shares Outstanding as of November 7, 2001

Common Stock $.01 par value	40,806,314

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$53,407	$67,606	$197,203	$178,983
Cost of products sold	44,384	52,223	157,728	138,822
Gross profit	9,023	15,383	39,475	40,161
Operating expenses:
Selling expenses	2,707	2,094	7,939	6,423
General and administrative expenses	3,398	4,067	12,409	12,103
Operating income	2,918	9,222	19,127	21,635
Interest expense	1,233	181	2,551	542
Interest income	112	264	542	903
Income before income taxes and extraordinary item	1,797	9,305	17,118	21,996
Income tax provision	655	941	6,554	5,658
Income before extraordinary item	1,142	8,364	10,564	16,338
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	----	----	1,344	----
Net Income	$1,142	$8,364	$9,220	$16,338

Earnings per share
Basic:
Income before extraordinary item	$.03	$.16	$.23	$.31
Extraordinary charge from early extinguishment of debt, net of income tax benefit	---	---	.03	---
Net income	.03	.16	.20	.31

Diluted:
Income before extraordinary item	.03	.16	.23	.31
Extraordinary charge from early extinguishment of debt, net of income tax benefit	---	---	.03	---
Net income	$.03	$.16	$.20	$.31

Weighted average number of shares outstanding:
Basic	40,896	52,816	45,635	52,727
Diluted	41,428	53,340	46,181	53,275

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,858	$19,081
Accounts, notes and other receivables, less allowance for doubtful accounts of $2,138 in 2001 and $1,710 in 2000	49,387	51,751
Inventories	37,384	44,255
Deferred income taxes	5,042	4,250
Prepaid expenses	1,248	807
TOTAL CURRENT ASSETS	98,919	120,144

Property, plant and equipment	77,674	65,619
Less: accumulated depreciation	(30,568)	(28,272)
TOTAL PROPERTY, PLANT AND EQUIPMENT	47,106	37,347

Other assets	3,265	1,273
Long-term assets of discontinued operations	2,091	2,050
TOTAL ASSETS	$151,381	$160,814

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$9,500	$792
Accounts payable	19,341	28,882
Accrued liabilities & other liabilities	10,331	13,804
Deferred revenue	369	1,563
Liabilities of discontinued operations	166	1,260
TOTAL CURRENT LIABILITIES	39,707	46,301

Long-term debt and other obligations	47,336	8,355
Nonpension post retirement benefits	3,052	2,467
TOTAL LIABILITIES	90,095	57,123

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, shares authorized – 80,000; Shares issued – 40,806 in 2001 and 52,816 in 2000	412	534
Capital surplus	13,836	13,180
Retained earnings	51,081	93,998
Accumulated other comprehensive (expense)	(1,086)	----
Treasury stock, at cost – 430 shares in 2001and 596 shares in 2000	(2,691)	(3,659)
Unearned portion of restricted stock	(266)	(362)
TOTAL STOCKHOLDERS' EQUITY	61,286	103,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,381	$160,814

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

 ROHN Industries, Inc. and Subsidiaries

 Statement of Changes in Stockholders' Equity

 (Dollars in thousands)

 (unaudited)

Accumulated Other

	Common Stock					Treasury Stock			Total Stockholders Equity

Shares Issued

		Amount	Capital Surplus	Retained Earnings

Comprehensive Loss

Shares

Amount

Restricted Stock

Balance as of December 31, 2000	53,412	$534	$13,180	$93,998	$-	(596)	$(3,659)	$(362)	$103,691

Comprehensive income
Net income				9,220					9,220
Loss on derivative instrument					(1,086)				(1,086)
Total comprehensive income									8,134
Treasury share repurchases						(12,222)	(50,416)		(50,416)
Fees paid in treasury share repurchases				(15)			(1,220)		(1,235)
Issuance of restricted stock	40	-	138					(138)	-
Amortization of restricted shares								234	234
Retirement of stock	(12,222)	(122)		(51,514)		12,222	51,636		-
Cash dividends									-
Restricted stock cancelled									-
Director's stock plan			286						286
Stock options exercised	6		15	(608)		166	968		375
Stock options tax benefit			217						217

Balance as of September 30, 2001	41,236	$412	$13,836	$51,081	$(1,086)	$(430)	$(2,691)	$(266)	$61,286

Accumulated Other Comprehensive Loss

	Common Stock					Treasury Stock			Total Stockholders' Equity

Shares Issued

		Amount	Capital Surplus	Retained Earnings

Shares

Amount

Restricted Stock

Balance as of December 31, 1999	53,387	$534	$12,815	$71,743	$-	(635)	$(3,896)	$(780)	$80,416

Comprehensive income
Net income				16,338					$16,338
Loss on derivative instrument									-
Total comprehensive income									16,338
Treasury share repurchases						(16)	(58)		(58)
Issuance of restricted stock	30		94					(94)	-
Amortization of restricted shares								420	420
Cash dividends									-
Restricted stock cancelled	(5)		(31)						(31)
Director's stock plan			234						234
Stock options exercised				(218)		53	287		69
Stock options tax benefit			54						54
									-
Balance as of September 30, 2000	53,412	$534	$13,166	$87,863	$-	$(598)	$(3,667)	$(454)	$97,442

ROHN Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$9,220	$16,338
Adjustments for noncash items included in net income:
Depreciation and amortization	3,511	2,977
Restricted stock earned	234	389
Tax benefit on the exercise of stock options	217	----
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	1,344	----
Non pension post retirement benefits	585	500
Increase and Decrease in Operating requirements:
Accounts receivable	2,363	(18,209)
Inventories	6,871	(7,189)
Deferred income taxes	(792)	(759)
Prepaid expenses	(154)	861
Deferred revenue	(1,194)	163
Accounts payable	(9,541)	6,591
Accrued liabilities and other	(2,632)	(2,146)
Net discontinued operations	(1,135)	(146)
Other	33	77
Net cash provided by (used for) operating activities	8,930	(553)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of plant and equipment	(13,004)	(7,357)
Other	(882)	(44)
Net cash used for investing activities	(13,886)	(7,401)

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(5,922)	(791)
Early extinguishment of debt	(10,911)	----
Capitalized tender offer transaction costs	(1,035)	----
Proceeds from issuance of debt, net of issuance costs	59,642	----
Issuance of common stock, including treasury shares reissued	375	68
Purchase of common stock subsequently retired	(50,416)	----
Purchase of treasury shares	----	(58)
Net cash used for financing activities	(8,267)	(781)

Net decrease in cash and cash equivalents	(13,223)	(8,735)

Cash & cash equivalents, beginning of period	19,081	27,634
Cash & cash equivalents, end of period	$5,858	$18,899

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

The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

1.The risks of ownership have passed to the customer;

2.The customer has a fixed commitment to purchase the goods;

3.The customer, not the Company, has requested that the shipment of the product be delayed and that the transaction be on a bill and hold basis;

4.There is a fixed schedule for delivery of the product;

5.The Company has not retained any specific performance obligations with respect to the product such that the earnings process is not complete;

6.The ordered product has been segregated from the Company’s inventory and is not subject to being used to fill other orders;

7.The product is complete and ready for shipment; and

8.The customer agrees to pay for the goods under the Company’s standard credit terms.

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

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share were calculated by including the effect of all dilutive securities.  For the nine months ended September 30, 2001 and 2000, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 547,000 and 547,000 respectively.  For the three months ended September 30, 2001 and 2000, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 532,000 and 524,000, respectively.  The Company had outstanding stock options as of September 30, 2001 and 2000 of 2,358,000 and 790,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)           Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	September 30, 2001	December 31, 2000

Finished goods	$20,469	$15,518
Work-in-process	7,922	19,652
Raw materials	8,993	9,085
Total Inventories	$37,384	$44,255

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

                In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement establishes a single accounting model for the impairment or disposal of long-lived assets.  As required by FAS 144, the Company will adopt this new accounting standard on January 1, 2002.  The Company believes the adoption of FAS 144 will not have a material impact on our financial statements.

(7)          Business Segment Information

                Prior to the end of the 2000 fiscal year, the Company reported financial results for two business segments:  Tower Structures and Equipment Enclosures.  Beginning with its financial results for the fiscal year ended December 31, 2000, the Company began reporting financial results for a third business segment, Construction Services.  Consequently, the business segment results disclosed in this Form 10-Q for the third quarter and first nine months of 2000 for the Tower Structures and Equipment Enclosures segments have been adjusted to reflect the break-out of Construction Services as a separate segment.  Prior to the break-out of the Construction Services segment, financial results related to construction services were primarily included with the Towers Structures segment.

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

For the three months ended September 30, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total

2001
Net sales	$22,692	$20,887	$14,786	$(4,958)	$53,407
Operating income	641	1,616	661		2,918
Depreciation and amortization	886	348	21		1,255
Capital expenditures (2)	1,446	174	48		1,668
Segment assets at September 30, 2001	$118,808	$21,318	$12,930	$(1,675)	$151,381

2000
Net sales	$36,267	$23,106	$14,662	$(6,429)	$67,606
Operating income (loss)	5,691	3,800	(269)		9,222
Depreciation and amortization	858	154	7		1,019
Capital expenditures (2)	1,601	3,555			5,156
Segment assets at December 31, 2000	$120,804	$31,971	$9,189	$(1,150)	$160,814

(1) For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2) Net of asset dispositions and retirements.

For the nine months ended September 30, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total

2001
Net sales	$71,874	$94,595	$45,201	$(14,467)	$197,203
Operating income	3,652	11,722	3,753		19,127
Depreciation and amortization	2,563	900	48		3,511
Capital expenditures (2)	7,937	4,907	160		13,004
Segment assets at September 30, 2001	$118,808	$21,318	$12,930	$(1,675)	$151,381

2000
Net sales	$97,366	$57,552	$42,930	$(18,865)	$178,983
Operating income (loss)	13,629	8,830	(824)		21,635
Depreciation and amortization	2,496	458	23		2,977
Capital expenditures (2)	3,436	3,884	37		7,357
Segment assets at December 31, 2000	$120,804	$31,971	$9,189	$(1,150)	$160,814

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

                On March 8, 2001, the Company entered into a new credit facility. The credit facility provides for aggregate borrowings of $75 million and consists of (1) a 5 year term loan of $30 million and (2) a revolving credit facility of $45 million.  On October 17, 2001, the Company notified the lenders under the credit facility that the Company was in default, as of September 30, 2001, of its covenant related to minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization).  The Company and the lenders entered into a Forbearance Agreement pursuant to which lenders agreed to forbear until January 2, 2002 from enforcing any remedies under the credit facility. The Forbearance Agreement further  provides that the amount the Company can borrow under the revolving loan portion of the credit facility will be limited to $35 million during the period that the Forbearance Agreement remains effective and will require additional principal payments on the term loan of $3.5 million in the fourth quarter of 2001.

                The Company and the lenders continue to negotiate amendments to the credit facility. Although the Company expects to enter into amendments to the credit facility with its lenders on or before January 2, 2002, if the Company is not able to do so by that date the lenders will be able to exercise any and all remedies they may have in the event of a default.

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

(10)         Derivative Instruments and Hedging Activity

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value.  It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction.  In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138.  The Company adopted these new standards effective in 1999, although the adoption did not have a material effect on the Company’s financial statements as the Company does not enter into these types of transactions in the normal course of business.

Derivative Instruments and Hedging Activities – Business Perspective

The Company has only limited exposure to market rate sensitivity, the primary risks being changes in interest rates and foreign currency exchange rates.  The Company’s “Risk Management Policy” (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure.  Historically, however, the Company has not experienced material fluctuations in results or cash flows due to foreign currency exchange rates or interest rates and has not entered into derivative instruments or other hedging activities to manage these risks.  Risk management practices including the use of financial derivative instruments, must be presented to the Audit Committee of the Board of Directors before any action can be taken.

Accounting Policy

The swap is recognized on the balance sheet as fair value.  On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid.  Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.  We have formally documented the relationship between the swap and the hedged debt, as well as the risk management objective and strategy for undertaking the transaction.

Interest Rate Risk

On March 8, 2001, the Company entered into a new credit facility which requires quarterly interest payments at a floating rate of interest.  The credit agreement requires the Company to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility.  On April 18, 2001, the Company entered into a floating-to-fixed interest rate swap on a notional amount of $30 million.  The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment.  The swap agreement is 100% effective and, thus, no amount has been recognized in current earnings for the quarter for ineffectiveness and no amount of the loss on the swap was excluded from the assessment of hedge effectiveness.  As of September 30, 2001, $0.2 million of deferred losses included in equity (“Accumulated Other Comprehensive Expense”) is expected to be reclassified to current earnings (“Interest Expense”) over the next twelve months.  No hedges were discontinued during the three or nine months ended September 30, 2001.

(11)        Subsequent Event

                On November 8, 2001, the Company announced that it anticipates taking a fourth quarter charge of approximately $2.5 million to $3.0 million for severance and related expenses.  In early July, the Company’s overall headcount was 927.  As of September 30, 2001, the Company’s headcount was 743.  The Company anticipates further reductions in the fourth quarter will result in employment levels of approximately 545 by year-end.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

                The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three and nine month periods ended September 30, 2001 and 2000.  These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	83.1	77.2	80.0	77.6
Gross profit	16.9	22.8	20.0	22.4
Selling, general & administrative expense	11.4	9.1	10.3	10.3
Operating income	5.5	13.7	9.7	12.1
Interest expense	2.3	0.3	1.3	0.3
Interest income	0.2	0.4	0.3	0.5
Income before income taxes and extraordinary item	3.4	13.8	8.7	12.3
Income tax provision	1.2	1.4	3.3	3.2
Income before extraordinary item	2.2	12.4	5.4	9.1
Extraordinary charge from early extinguishmentof debt, net of tax benefit	----	----	0.7	----
Net income	2.2%	12.4%	4.7%	9.1%

For the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

                Net sales for the third quarter ended September 30, 2001 were $53.4 million compared to $67.6 million in the third quarter of 2000, a decrease of $14.2 million or 21.0%.  The increase/decrease in sales by business segment was as follows:

For the three months ended September 30, (Dollars in thousands)	2001	2000	Dollar Increase/ (Decrease)	Percentage Increase/ (Decrease)

Tower Structures	$22,692	$36,267	$(13,575)	(37.4)%
Equipment Enclosures	20,887	23,106	(2,219)	(9.6)%
Construction Services	9,828	8,233	1,595	19.4%
Total	$53,407	$67,606	$14,199	(21.0)%

                The decrease in sales in the Tower Structures segment was primarily the result of reduced demand from the build-to-suit industry.  The decrease in sales in the Equipment Enclosures segment was primarily due to reduced fiber-optic sales. The increase in sales in the Construction Services segment was primarily due to additional revenue related to the Company’s contract with the Commonwealth of Pennsylvania.

                Gross profit for the third quarter of 2001 was $9.0 million versus $15.4 million in the third quarter of 2000, a decrease of $6.4 million or 41.6%.  The decrease in gross profit was mainly attributable to the decrease in sales.  As a percentage of sales, gross profit margin was 16.9% for the third quarter of 2001 in comparison to 22.8% for the same period a year ago. The decline in gross profit margin in the third quarter of 2001 as compared to the third quarter of 2000 primarily resulted from lower sales prices and lower production rates which effectively absorb less fixed costs. This decline in gross profit margin was partially offset by increases in the construction division gross profit margin as discussed below.

                Gross profit margin for the Company’s Tower Structures segment was 20.7% for the third quarter of 2001 versus 27.3% for the same quarter in 2000.  Gross profit margin for the Company’s Tower Structures segment was negatively impacted by lower sales prices and by lower production rates which effectively absorb less fixed costs.

                Gross profit margin for the Company’s Equipment Enclosures segment was 10.9% for the third quarter of 2001 versus 19.6% for the same period in 2000.  Equipment Enclosure gross profit margin decreased in the third quarter of 2001 as a result of reduced fiber-optic sales, which typically have a higher margin than other Equipment Enclosure sales as well as by lower production rates which effectively absorb less fixed costs.

                Gross profit margin for the Company’s Construction Services segment was 20.8% for the third quarter of 2001 versus 6.4% for the same period in 2000. This increase was a result of the renegotiation of the contract with the Commonwealth of Pennsylvania which provided for certain price adjustments and incentive payments.  The Company expects margins in the Construction Services segment to be closer to historical levels in the future.

                Selling, general and administrative (“SG&A”) expenses were $6.1 million in the third quarter of 2001 versus $6.2 million in the third quarter of 2000, a decrease of $0.1 million, or 1.6%. As a percentage of sales, SG&A expenses were 11.4% of sales for the quarter ended September 30, 2001 versus 9.1% for the quarter ended September 30, 2000 due to lower sales.

                Basic and diluted earnings per share in the third quarter of 2001 were $0.03 as compared to basic and diluted earnings per share of $0.16 in the third quarter of 2000 which included a one-time non-cash non-operational tax benefit of $0.05 per share.

For the Nine months ended September 30, 2001 Compared to the Nine months ended September 30, 2000

                Net sales for the nine months ended September 30, 2001 were $197.2 million compared to $179.0 million in the same period of 2000, an increase of $18.2 million or 10.2%.  The increase/decrease in sales by business segment was as follows:

For the nine months ended September 30, (Dollars in thousands)	2001	2000	Dollar Increase/ (Decrease)	Percentage Increase/ (Decrease)

Tower Structures	$71,874	$97,366	$(25,492)	(26.2)%
Equipment Enclosures	94,595	57,552	37,043	64.4%
Construction Services	30,734	24,065	6,669	27.7%
Total	$197,203	$178,983	$18,220	10.2%

                The decrease in sales in the Tower Structures segment was primarily the result of reduced demand from the build-to-suit industry.  The increase in sales in the Equipment Enclosures segment was primarily due to revenue recognized early in 2001 from orders placed in 2000 related to the fiber optics market. The increase in sales in the Construction Services segment was primarily due to additional revenue related to the Company’s contract with the Commonwealth of Pennsylvania.

                Gross profit for the first nine months of 2001 was $39.5 million versus $40.2 million in the same period of 2000, a decrease of $0.7 million or 1.7%.  The decrease in gross profit was mainly attributable to the decrease in sales.  As a percentage to sales, gross profit margin was 20.0% for the first nine months of 2001 in comparison to 22.4% for the same period a year ago. Gross profit margin was negatively affected in the first nine months of 2001 due to start-up costs and manufacturing inefficiencies in the Company’s new equipment enclosure manufacturing facility in Casa Grande, Arizona and new tapered steel pole manufacturing facility in Peoria, Illinois. The negative impact of these factors on gross margin was partially offset by an increase in the construction division’s gross profit margin. The gross margin was also affected by lower sales prices and by lower production rates which effectively absorb less fixed costs.

                Gross profit margin for the Company’s Tower Structures segment was 23.0% for the first nine months of 2001 versus 27.0% for the same period in 2000.  Gross profit margin for the Company’s Tower Structures segment was negatively impacted by startup costs and inefficiencies of the new tapered steel pole facility and by lower production rates which effectively absorb less fixed costs.

                Gross profit margin for the Company’s Equipment Enclosures segment was 16.5% for the first nine months of 2001 versus 19.8% for the same period in 2000.  Equipment Enclosure gross profit margin decreased in the first nine months of 2001 as a result of start-up costs and production inefficiencies related to the new equipment enclosure manufacturing facility in Casa Grande, Arizona. Another factor was reduced fiber-optic sales, which typically have a higher margin than other Equipment Enclosure sales.

                Gross profit margin for the Company’s Construction Services segment was 24.0% for the first nine months of 2001 versus 5.7% for the same period in 2000.  This increase was a result of the renegotiation of the contract with the Commonwealth of Pennsylvania which provided for certain retroactive price adjustments as well as price adjustments on a going forward basis. The Company expects margins in the Construction Services segment to be closer to historical levels in the future.

                Selling, general and administrative (“SG&A”) expenses were $20.3 million in the first nine months of 2001 versus $18.5 million in the same period of 2000, an increase of $1.8 million, or 9.7%.  The increase in SG&A expenses in the first nine months of 2001 as compared to the first nine months of 2000 was primarily the result of additional expenses required to support the increase in sales, including additional expenses in the Company’s Construction Services segment related to administration of the Commonwealth of Pennsylvania contract, and expenses for additional infrastructure to support the Company’s operations in Mexico. Additionally, SG&A expenses increased in the first nine months of 2001 as compared to the same period in 2000 as the result of an increase in reserves for bad debts due to financial uncertainty in the telecommunications industry.  SG&A expenses in the first nine months of 2000 were negatively impacted by a $1.2 million charge for expenses related to the departure of certain management employees at the Company’s Equipment Enclosure segment.  This $1.2 million charge was partially offset by a $600,000 favorable adjustment of an employee bonus accrual related to 1999.  Without the impact of these non-recurring charges, SG&A expense in the first nine months of 2000 would have been $17.9 million.  As a percentage of sales, SG&A expenses were 10.3% of sales for the first nine months of 2001 versus 10.0% (excluding non-recurring charges) for the same period in 2000.

                Net earnings in the first nine months of 2001 include the effect of a $1.3 million (net of income tax benefit of $0.8 million), or $0.03 per share, extraordinary charge related to the early extinguishment of debt.

                Basic and diluted earnings per share in the first nine months of 2001 and 2000 were $0.20 and $0.31 respectively.  Earnings per share in the first nine months of 2001 includes the effect of the extraordinary charge from the early extinguishment of debt, net of tax benefit, of $0.03 per share.

Liquidity and Capital Resources

                The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)	September 30, 2001	December 31, 2000
Cash	$5,858	$19,081
Working capital	62,712	73,843
Total debt	56,836	9,147
Current ratio	2.73:1	2.60:1

                At September 30, 2001, the Company had $56,836 in total indebtedness.  See “Credit Facility” below.

                Net Cash Provided by Operating Activities.  Net cash provided by operating activities in the first nine months of 2001 increased by $9.5 million to $8.9 million from ($0.6) million for the first nine months of 2000.  This increase in cash provided was primarily attributable to decreases in inventory and accounts receivable in the first nine months of 2001 versus an increase in inventory and accounts receivable in the first nine months of 2000.  This was offset partially by a decrease in accounts payable in 2001 versus 2000.

                Net Cash Used in Investing Activities.  Net cash used in investing activities in the first nine months of 2001 was $13.9 million. This cash was used primarily for capital expenditures for the start-up and expansion of the Company’s Casa Grande, Arizona facility and the Company’s new tapered steel pole facility in Peoria, Illinois.

                Net Cash Used in Financing Activities.  Net cash used in financing activities in the first nine months of 2001 was $8.3 million relating to refinancing the Company’s long-term debt and purchasing some of the Company’s common stock.

                As of September 30, 2001, the Company had remaining capital commitments of $0.4 million related to the construction of its new manufacturing facilities.

                The Company’s principal liquidity requirements are working capital and general corporate purposes, including capital expenditures and debt service requirements.  The Company believes that its cash flow from operations, cash on hand and borrowings available under the credit facility will be sufficient to meet its currently anticipated liquidity requirements.

Credit Facility

                On March 8, 2001, the Company entered into a new credit facility. The credit facility provides for aggregate borrowings of $75 million and consists of (1) a 5 year term loan of $30 million and (2) a revolving credit facility of $45 million.  On October 17, 2001, the Company notified the lenders under the credit facility that the Company was in default, as of September 30, 2001, of its covenant related to minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company and the lenders entered into a Forbearance Agreement pursuant to which lenders agreed to forbear until January 2, 2002 from enforcing any remedies under the credit facility. The Forbearance Agreement further  provides that the amount the Company can borrow under the revolving loan portion of the credit facility will be limited to $35 million during the period that the Forbearance Agreement remains effective and will require additional principal payments on the term loan of $3.5 million in the fourth quarter of 2001.

                The Company and the lenders continue to negotiate amendments to the credit facility. Although the Company expects to enter into amendments to the credit facility with its lenders on or before January 2, 2002, if the Company is not able to do so by that date the lenders will be able to exercise any and all remedies they may have in the event of a default.

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

                Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate.  The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $55.75 million of variable rate debt outstanding as of September 30, 2001.

                Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.3 million of increased interest expense, which amount includes a reduction in interest expense of $0.3 million assuming the hedging arrangement described above is in effect. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of September 30, 2001.  Prior to March 2001, the Company did not have any outstanding variable rate debt.

                International sales, which accounted for 15.2% and 14.1% of net sales in the third quarter of 2001 and 2000, respectively, are concentrated principally in Mexico and Central America.  To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico.  To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results.  To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers.  Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes.  However, as international business becomes a greater portion of Company’s revenue, exchange rates may have an increased effect on the Company’s revenue.

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

On October 17, 2001, the Company notified the lenders under the credit facility that the Company was in default, as of September 30, 2001, of its covenant related to minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). The Company and the lenders entered into a Forbearance Agreement pursuant to which lenders agreed to forbear until January 2, 2002 from enforcing any remedies under the credit facility. The Forbearance Agreement further  provides that the amount the Company can borrow under the revolving loan portion of the credit facility will be limited to $35 million during the period that the Forbearance Agreement remains effective and will require additional principal payments on the term loan of $3.5 million in the fourth quarter of 2001.

The Company and the lenders continue to negotiate amendments to the credit facility. Although the Company expects to enter into amendments to the credit facility with its lenders on or before January 2, 2002, if the Company is not able to do so by that date the lenders will be able to exercise any and all remedies they may have in the event of a default.

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.		OTHER INFORMATION

None

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

	11.	The computation can be determined from the report.

99.1

Cautionary Statement for purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995 incorporated herein by reference to Exhibit 99.1 to ROHN’s Form 10-K for the fiscal year ended December 31, 2000).

Reports on Form 8-K

On August 16, 2001 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K also included as an exhibit a press release issued August 13, 2001 related to its expected operating results.

On August 28, 2001 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K also included as an exhibit a press release issued August 24, 2001 related to its expected operating results.

On November 2, 2001 the Company filed a report on Form 8-K, reporting under Item 7.  The Form 8-K also included as an exhibit the Forbearance Agreement by and among ROHN Industries, Inc., and certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: November 14, 2001	/s/ Jeffrey T. Jablonski
Jeffrey T. Jablonski
Principal Accounting Officer