Form 10-K405
period 2001-12-31
ROHN INDUSTRIES INC
filed 2002-04-01
CIK 315641

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
Common Stock $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

        On March 25, 2002, 40,848,814 shares of common stock were outstanding. The aggregate market value of stock held by non-affiliates of the registrant is $35,368,411, based upon the closing price of shares of the Registrant's common stock as reported by the Nasdaq National Market on that date. For purposes of this computation, shares held by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002 are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed filed as a part hereof.

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

Item 1.    Business.

General

        ROHN Industries, Inc., formerly known as UNR Industries, Inc., ("ROHN" or the "Company"), is a leading manufacturer and installer of infrastructure products for the communications industry, including cellular telephone, fiber optic network, Internet, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures, equipment enclosures and construction services. The Company is primarily a domestic manufacturer, and comments on market conditions relate to the domestic market. However, the Company began a small manufacturing operation for equipment enclosures in Mexico City, Mexico in late 2000.

        From 1995 to 1997, the Company's growth was primarily due to the growth of domestic wireless communications systems, and the growth of its equipment enclosures product line. While U. S. wireless capital expenditures continued at an accelerated pace from late 1997 through the first half of 1999, these expenditures were increasingly made in technological system improvements rather than for additional cell site development. In addition, the development of a new build-to-suit tower industry, along with local zoning requirements, encouraged increased emphasis on co-location of existing and new cell sites, further decreasing the total number of cell sites developed. These were significant factors in the decreased revenues experienced by the Company during 1999. The Company benefited in 2000 from the build-out of wireless communication systems as capacity requirements increased with the growth in both wireless voice and data, along with the growth of infrastructure to support voice and data transmissions through fiber optic networks. In 2001 both the telecommunications and fiber optic markets experienced sudden and severe declines due to over capacity in the fiber optics market and capital market constraints.

        The Company's key products consist of self-supporting and guyed (cable-supported) tubular and solid towers, flanged and tapered steel poles, concrete, fiberglass and steel equipment enclosures, equipment cabinets, antenna mounts and construction services. The Company discontinued the manufacture and sale of steel agricultural products in late 2000.

        The Company was organized as a Delaware corporation in 1979. In 1982, the Company filed a voluntarily petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to a Plan of Reorganization accepted by the Company's creditors and stockholders and confirmed by the Bankruptcy Court in 1989, the Company issued 42,404,847 shares of common stock to the UNR Asbestos-Disease Claims Trust (the "Trust") and unsecured creditors in full discharge of all claims. The Trust currently owns 22,556,558 shares of common stock representing approximately 55.2% of the

Company's currently outstanding shares of common stock. In March 1997, the Company moved its principal executive offices from Chicago, Illinois to Peoria, Illinois, and in December 1997, the Company changed its name to ROHN Industries, Inc. The Company currently maintains its executive offices and main tower manufacturing facility at 6718 West Plank Road, Peoria, Illinois 61604.

        On April 16, 2001 the Company announced the final results of its "Dutch Auction" self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash. Payment for the shares accepted in the self-tender offer was made on April 17, 2001. In connection with the Company's previously announced stock purchase agreement with the Trust, the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001. The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its new credit facility and cash on hand.

Telecommunications Equipment Market

        The use of wireless voice services in the United States has shown rapid growth in recent years, from about 5 million subscribers in 1990 to over 118 million at the mid year 2001. Increased demand for wireless voice and data services is expected to present significant growth opportunities for wireless telecommunication service providers. According to the Cellular Telecommunications Industry Association (the "CTIA"), in the United States, the penetration rate of wireless telecommunications subscribers is expected to double over the next five years, from approximately 33% of the current population to 70% by 2006. According to the CTIA, wireless data growth is forecast to grow at even higher rates than wireless voice services, from approximately 2 million subscribers in 1999 to 25 million subscribers in 2006. To keep up with this increased demand, wireless carriers will require new cell sites in order to add coverage zones, as well as to handle increases in subscribers in existing coverage zones.

        Competition among wireless carriers is becoming increasingly intense, lowering the average cost per minute for a wireless call (voice and data) to the point where a wireless phone is now an economic alternative to a wire line phone. This cost reduction may serve to further enhance the growth of wireless subscribers. In addition, other new technologies such as broadband wireless provide opportunities to serve the rapid growth of Internet services by providing "last mile" links from fiber optic hubs to office buildings. New technologies are continually being introduced to use available wireless spectrum as an alternative to traditional copper wire. These new technologies often require the use of towers, poles, mounts and equipment enclosures such as those manufactured by the Company.

        Radio and Television broadcast is another market served by the Company. Recent changes in FCC regulation and the introduction of high definition television (HDTV) should provide additional opportunities for the Company, as new antenna support structures may be required to support these new broadcasting technologies. During 2001 the Company completed the installation of a 2,000 foot "tall tower". This contract represents the Company's first entry into the ultra high tower market and is the result of the Company's commitment to the expanding tall tower industry. The Company has enhanced its engineering, manufacturing and installation capabilities to enable it to expand its sales in this market segment.

        ROHN is also an active participant in the fiber optic network industry, supplying equipment enclosures and site installation services to many of the major fiber optic carriers in the United States. The main source of growth in fiber optics telecommunications is data traffic and the Internet. The growth of these market segments slowed significantly in 2001; this decline, in conjunction with the recent expansion programs in fiber optic coverage, resulted in a current excess of fiber optic capacity. As a result the build out of fiber optic lines experienced a sudden and severe decline in 2001.

        The Company also plans to continue to develop international markets through its United States customers by following these customers to new markets throughout the world and through the establishment of strategic partnerships. See "Business—International" in Item 1 for additional information.

Products

        Tower Structures.    The Company manufactures many configurations of towers, ranging from a 2,000-foot high tower to small antenna mounts. The Company's principal tower product is the tubular self-supporting tower ranging in heights up to 900 feet. The Company's towers are used across the world for television broadcast, AM/FM radio broadcast, microwave, cellular telephone, PCS, radar, surveillance camera mounts, solar power stations and weather stations. Included within the Tower Structures segment are steel poles, generally used where space is too limited to erect a tower and antenna mounts that are hot-dipped galvanized to prevent corrosion. In 2001, the Company completed construction of a "tapered steel pole" manufacturing facility in Peoria. As cellular service providers continue to improve coverage in existing service areas, the use of poles is expected to expand. Antenna mounts range from non-penetrating roof mounts that spread the balanced weight of an antenna over a large area to mounts that concentrate weight for compact installation. The Company also provides tower mounts, wall mounts for corners or flat walls, square pole mounts, and standard roof mounts for flat or sloped roofs.

        Historically, the Company's tower products have consisted primarily of tubular steel towers, which represent about 85% to 90% of this segment's sales. As part of its initiative to grow market share, the Company increased its focus on solid steel towers in 2000, developing a manufacturing process and establishing a sales effort to support this product line. While there is not a significant difference between tubular steel towers and solid steel towers in functionality, manufacturing processes, or costs to produce, the Company has found that some of its prospective customers have a preference for solid steel towers, which are currently offered by some of ROHN's competitors. The Company increased emphasis on sales of solid steel towers to existing and new customers in 2001.

        Approximately 38%, 51%, and 64% of the Company's revenues were attributable to sales in the Tower Structures segment for years 2001, 2000, and 1999, respectively.

        Equipment Enclosures.    Secure housing of highly valuable electronic components and power systems is a major concern for communications companies. The Company's concrete equipment enclosures are made of lightweight concrete with steel reinforcements for added strength. The Company's fiberglass equipment enclosures are made of laminated fiberglass and are lightweight, portable, strong and secure. The Company also markets a non-combustible equipment enclosure for rooftop applications, manufactured with a steel frame to meet strict fire codes. Equipment cabinets, made of lightweight concrete or molded fiberglass for water and rust resistance, are designed as maintenance-free structures for compact equipment installations. The Equipment Enclosures segment accounted for approximately 44%, 36%, and 30% of the Company's revenues for years 2001, 2000, and 1999, respectively. Concrete structures represent the largest part of the Company's Equipment Enclosures segment, generating more than 87% of Equipment Enclosures segment revenues for years 2001, 2000, and 1999.

        Construction Services.    The Company provides customers with turnkey construction services, which it tailors based upon customers' project needs. The Company's construction services have historically been offered as a means of supporting tower sales efforts to customers that did not have construction capabilities. In the last three years, however, ROHN's construction capabilities have grown to meet the needs of tower and enclosure customers who have large project needs, where ROHN's products may provide only one of the many types of structures that require erection and installation. The Company offers its customers the opportunity to engage ROHN to obtain and/or coordinate the following services: site identification, search acquisition and preparation, certified tower and equipment enclosure design drawings, civil engineering services, tower and equipment enclosure foundations, tower erection and equipment enclosure installation, procurement and installation of antennae and transmission lines, and maintenance and inspection of sites. Construction services accounted for approximately 18%, 13%, and 6% of the Company's revenues for years 2001, 2000, and 1999, respectively.

        A portion of the revenue recognized in the Company's Construction and Enclosure segments is generated from contracts that require the posting of bid and performance bonds. A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted for awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosure segment this revenue relates to installation services.

        The Company is experiencing difficulty in acquiring bonds for new proposals and contracts. Although the Company is currently in discussions with certain bonding agencies, to date these bonding agencies have indicated that they are unwilling to provide bonds to the Company unless it provides a letter of credit to ensure its payment obligations in respect of the bonds or provides the bonding agencies with sufficient collateral to secure these obligations. Substantially all of the Company's assets are pledged as collateral under the credit facility, and thus cannot support the bonding requirements without the unanimous agreement of the lenders under the credit facility. The Company has informed its bank lenders of the difficulty in acquiring bonding and the potential impact on the future business if the Company is unable to secure these bonds. The bank lenders have requested updated financial information from the Company in order to evaluate the Company's bonding situation, but have preliminarily indicated that the issuance of a letter of credit to support bonds is unlikely. The inability to acquire new bonds would impact the Company's ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

        See Note 15 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's business segments.

Patents and Trademarks

        The Company has several patents and trademarks, none of which are considered material to its operations.

Seasonality of Business

        The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. Many of these fluctuations have resulted from disruptions in its customers ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continue.

        The Company's working capital requirements do not vary significantly from period to period.

International

        Foreign sales accounted for approximately $28.2 million, $37.6 million, and $22.1 million of the Company's revenues for years 2001, 2000, and 1999, respectively. The Company has sold towers and other equipment in more than 55 countries and currently operates a small manufacturing facility, as well as a sales and construction office, in Mexico City, Mexico. In December 1997, the Company entered into an agreement with BrasilSat Harald S.A. ("BrasilSat") of Curitiba, Brazil to form a corporate joint venture to serve the telecommunications infrastructure industry in Brazil and South America. The corporate joint venture began production of enclosures in late 1998. The corporate joint venture's operations were adversely affected by the Brazilian economy in 1998 and early 1999. In September 1999, the Company sold its interest in the joint venture to its joint venture partner, BrasilSat. The Company plans to develop other foreign markets through its United States customers, who are investing in telecommunications on a global basis, and through the continued establishment of partnerships and facilities in key developing countries.

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

        See Notes 14, 15 and 16 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's international operations.

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

        The Company includes in its backlog both the value of contracts it has received from customers, as well as firm purchase orders it has received to produce and complete delivery of products and services. The company backlog at December 31, 2001 was approximately $52.5 million. The Company expects all of the backlog as of December 31, 2001 to be fulfilled in the 2002 fiscal year. In early 2001, as a result of receiving change orders effecting cancellations and deferrals, the Company removed approximately $41 million from its backlog. After taking these reductions into account, at December 31, 2000, the Company's backlog was approximately $120.8 million. The Company's backlog was approximately $93.0 million at December 31, 1999.

        The 2001, 2000, and 1999 backlog includes a substantial portion of a contract with the Commonwealth of Pennsylvania for a statewide radio communications project. The Commonwealth of Pennsylvania contract was initially worth $40 million. The scope of the contract was expanded and in early 2001 negotiations for the modification of the contract were completed expanding the contract to $60 million. At December 31, 2001 the backlog for the Commonwealth of Pennsylvania project was $24.5 million. It is anticipated that this turnkey project will be substantially completed by the end of 2002.

        Three customers accounted for approximately 31.7% of the Company's net sales in 2001. Consolidated sales in 2001 to American Tower Corporation represent 11.3% of total revenue (16% in 2000). Consolidated sales in 2001 to the Commonwealth of Pennsylvania represent 10.1% of total revenue (4.5% in 2000). Consolidated sales in 2001 to Qwest Communications Corporation in 2001 represent 10.3% of total revenue (4.0% in 2000).

Competition

        The telecommunications infrastructure industry is highly competitive. No one company holds a dominant position on a national basis in any of the Company's business segments. In each of the Tower Structures and Equipment Enclosure segments, competitors are numerous, though several large national manufacturers account for a substantial majority of the sales. The Company believes that it is one of these large manufacturers. The Construction Services segment is highly fragmented.

        The Company faces substantial competition in the Tower Structures, Equipment Enclosures and Construction Services segments of its business from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than the Company. The Company believes the primary basis of competition in its business are price, quality, service and lead-time for delivery. The Company's competitors can be expected to continue to improve the design of their products, to introduce new products with competitive prices and performance characteristics and to improve customer service. Competitive pressures caused an erosion in operating margins in early 1999 and in the second half of 2001. Competitive pressures could again necessitate further price reductions, adversely affecting operating results in the future. The Company believes that it has certain competitive advantages over its competitors, such as its broad engineering flexibility and capability, its historic customer relationships, its international relationships, its ability to retain a skilled workforce, and its purchasing volume for raw materials. The Company cannot be certain that it will be able to maintain the competitive advantages it currently enjoys.

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

Employees

        As of December 31, 2001, the Company employed 594 people. Significant reductions in the Company's work force require the Company to provide at least sixty days notice of further reductions. The decision was made in late 2001 that further reductions would be required by the Company and notice was provided to impacted employees. The work force at the end of January 2002 was 460 people.

        Collective bargaining agreements cover 223 employees at its facilities in Peoria and Frankfort at December 31, 2001. The number of employees covered by the collective bargaining agreements was further reduced in January 2002 to 171 employees. The Company's union employees are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. During 2000, the company negotiated a new two-tier wage agreement with the UAW in connection with the construction and startup of the tapered steel pole facility in Peoria, Illinois. This new labor agreement also extends the Company's current UAW labor agreement until 2006. The Company considers its relations with its employees to be good.

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

        In some cases, the Company has notified state or federal authorities of a possible need to remedy currently or formerly operated sites. The Company has also been notified by various state and federal governmental authorities that it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites that were not owned or operated by the Company. In several such cases, the Company has entered into settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties involving currently or formerly operated sites, or has notified authorities that it denies liability for clean-up obligations. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts, and based on currently available information, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

Item 2.    Properties.

        The Company has 1,134,200 square feet of manufacturing capacity at facilities located in Peoria, Illinois, Bessemer, Alabama, Frankfort, Indiana, Casa Grande, Arizona and Mexico City, Mexico. The Company's headquarters are located in Peoria, Illinois. Each of the Company's domestic facilities is subject to a mortgage or leasehold mortgage, securing the obligations of the Company and its subsidiaries under the Company's bank credit facility. Listed below are the manufacturing facilities of the Company:

Location	Owned/Leased	Square Footage	Principal Application Served
Peoria, IL	Owned	467,000	Tower manufacturing, pole manufacturing and galvanizing
Frankfort, IN	Owned	180,000	Tower and tower mounts manufacturing
Bessemer, AL	Owned/Leased(1)	250,000	Enclosure manufacturing
Casa Grande, AZ	Owned(2)	118,200	Enclosure manufacturing (substantially idled, being held for sale)
Casa Grande, AZ	Owned(2)	112,000	Enclosure manufacturing (substantially idled, being held for use)
Mexico City, Mexico	Leased(3)	7,000	Enclosure manufacturing

(1)
Lease expires September 15, 2011.

(2)
See note 19 to Item 8. Financial Statements and Supplemental Data.

(3)
The lease expires on this facility in March 2002. In April 2002 the enclosure manufacturing operation is expected to move into a new facility with a total of 10,760 square feet of office and manufacturing space. The lease on the new facility is in the process of being finalized.

        The Casa Grande facility consists of two facilities on three adjacent parcels. In late 2001 the Company decided that a portion of the Casa Grande facility would be classified as "held for sale". The entire property is listed with a real estate agent and is being actively marketed.

        The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

Item 3.    Legal Proceedings.

        The Company is involved in various pending legal proceedings and claims arising in the ordinary course of business, as well as pending claims arising from the Company's disposition of certain Divisions prior to 1997. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes, after consultation with legal counsel, that such proceedings and claims, individually or in the aggregate, are not material to any of its businesses, financial condition, or results of operations. See "Business-Environmental Matters" in Item 1 for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2001.

Additional Item: Executive Officers of the Registrant

        The Executive Officers of the Company are listed below. Executive Officers are elected by the Board of Directors and serve at the discretion of the Board.

Name of Executive Officer	Officer Since	Age	Present Position and Five Year Business Experience
Brian B. Pemberton	1997	58	President and Chief Executive Officer of ROHN Industries, Inc. (commencing April 14, 1997); President, Skycell Services, a division of American Mobile Satellite Corporation, a common carrier providing satellite-based mobile voice and data services to North America ("AMSC")(August 1996 to December 1996); President and Chief Executive Officer, AMSC (April 1995 to August 1996).
Horace Ward	2000	41
			Chief Operating Officer and Senior Vice President—ROHN Industries, Inc. (commencing November 2001); President—Equipment Enclosures Division of ROHN, Inc. (December 2000 to November 2001); Vice President of Equipment Enclosures, ROHN, Inc. (March 2000 to December 2000); Manufacturing Manager (January 1998 to March 2000).
James R. Cote(1)	1993	52
			Vice President—Sales and Marketing of ROHN Industries, Inc. (June 1999 to December 2001); Vice President—International and Corporate Development (April 1998 to June 1999); Vice-President—Sales and Marketing (September 1997 to April 1998); Vice-President Sales and Marketing, ROHN Division of UNR Industries, Inc. (1994-1997).
James F. Hurley(1)	2000	49
			Vice-President—Chief Financial Officer of ROHN Industries, Inc. (June 2000 to November 2001). Senior Vice President of Finance, MIS and Administration and Chief Financial Officer for Quality Stores, Inc. (1997-2000).
David G. Brinker	2000	48	Vice President—Engineering of ROHN Industries, Inc. (commencing 1994).
Paul D. Grove	2000	48	Vice President—Tower Division of ROHN Industries, Inc. (commencing August 2000); President and General Manager, Hutchinson/Mayrath Division of TIC United Corporation (1997 To 2000).
Rufus J. Pearson, III(1)	2000	60	Vice President—ROHN Construction, Inc. (June 2000 to December 2001); Managing Director of Redevelopment Project—Northwestern Memorial Hospital (April 1998 to September 1999).
Jeff Jablonski	2001	40	Director of Taxation (commencing December 1996), Treasurer (commencing May 1999) and Principal Accounting Officer (commencing November 2001)

(1)
Effective December 31, 2001 Messrs. Cote, Hurley, and Pearson terminated employment with the Company. Separation agreements were reached with all three of the individuals and the associated severance charges are included in the restructuring charges incurred in the fourth quarter. See note 19 to Item 8. Financial Statements and Supplementary Data.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock is quoted on the Nasdaq National Market. Its trading symbol is ROHN. The following table sets forth, for the periods indicated, the high and low bid quotations on the Nasdaq National Market as reported by Dow Jones:

	High	Low	Dividends Per Share
2000
First Quarter	6.22	2.69	—
Second Quarter	4.81	2.50	—
Third Quarter	5.13	3.88	—
Fourth Quarter	5.38	3.13	—
2001
First Quarter	4.44	3.19	—
Second Quarter	6.38	3.66	—
Third Quarter	6.25	1.67	—
Fourth Quarter	3.13	1.66	—

        As of March 25, 2002, the Company had 1,881 registered holders of record of its common stock and 40,848,814 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.

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

Item 6.    Selected Financial Data.

(In thousands, except per share data)	2001	2000	1999	1998	1997
Five Year Summary of Operations
Net sales	$238,135	$253,741	$150,469	$183,916	$163,033
Cost of products and services sold	199,616	197,266	117,628	140,884	116,025

Gross profit	38,519	56,475	32,841	43,032	47,008

Operating income	2,802	31,531	13,578	24,236	26,459

Interest (expense) income, net	(3,237)	438	117	(753)	(477)
Other income (expense)	—	—	(1,600)	—	4,088

(Loss)/income before income taxes and extraordinary charge	(435)	31,969	12,095	23,483	30,070
Income tax (benefit) provision	(167)	9,489	4,500	8,900	11,151
Equity loss of corporate joint venture	—	—	355	540	—

(Loss)/income before extraordinary charge	(268)	22,480	7,240	14,043	18,919
Extraordinary charge for early extinguishment of debt, net of tax benefit of $841	1,344	—	—	—	—

Net (loss)/income	$(1,612)	$22,480	$7,240	$14,043	$18,919

Net income per share—basic
(Loss)/income before extraordinary charge	$(0.01)	$0.43	$0.14	$0.27	$0.36
Extraordinary charge for early extinguishment of debt, net of tax benefit	(0.03)	—	—	—	—

Net (loss)/income per share—basic	$(0.04)	$0.43	$0.14	$0.27	$0.36

Net income per share—diluted
(Loss) income before extraordinary charge	$(0.01)	$0.42	$0.14	$0.27	$0.36
Extraordinary charge for early extinguishment of debt, net of tax benefit	(0.03)	—	—	—	—

Net (loss)/income per share—diluted	$(0.04)	$0.42	$0.14	$0.27	$0.36

Dividends declared per common share	—	—	—	—	—
Weighted average common shares outstanding—basic	44,546	52,752	52,575	52,774	52,475
Weighted average common shares and equivalent shares outstanding—diluted	45,008	53,297	52,921	52,779	52,558
Five-Year Summary of Financial Data
Total assets	$132,118	$164,218	$123,882	$115,445	$111,072
Stockholders' equity	50,540	103,691	80,416	72,579	58,042
Dividends declared	—	—	—	—	5,245
Return on assets	(1.2)%	13.7%	5.8%	12.2%	17.0%
Return on stockholders' equity	(3.2)%	21.7%	9.0%	19.3%	32.6%
Capital expenditures	15,571	14,723	3,908	2,283	8,307
Depreciation and amortization	4,883	4,506	4,134	3,809	3,107
Long-term liabilities	48,174	10,822	11,464	12,327	11,271

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three years ended December 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Results of Operations

        The Company is a leading manufacturer and installer of infrastructure products for the communication industry, including cellular telephone, fiber optic network, Internet, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines are tower structures, equipment enclosures and construction services.

        Certain prior year amounts have been reclassified to conform with the current year presentation.

        The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

For the years ended December 31,	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of products and services sold	83.8	77.7	78.2

Gross profit	16.2	22.3	21.8
Selling, general and administrative expense	15.0	9.8	12.8

Operating income	1.2	12.5	9.0
Interest income	0.2	0.4	0.6
Interest expense	1.6	0.3	0.5
Other expense	—	—	1.1

(Loss)/income before income taxes and extraordinary charge	(0.2)	12.6	8.0
Income tax (benefit) provision	(0.1)	3.7	2.9
Equity loss of corporate joint venture	—	—	0.3
Extraordinary charge for early extinguishment of debt, net of tax benefit	(0.6)	—	—

Net (loss)/income	(0.7)%	8.9%	4.8%

        Prior to the end of the 2000 fiscal year, the Company historically reported financial results for two business segments, Tower Structures and Equipment Enclosures. Beginning with its results for the fiscal year ended December 31, 2000, the Company began reporting financial results for a third business segment, Construction Services. Consequently, the business segment results disclosed in this Form 10-K for fiscal years prior to the 2000 fiscal year for the Tower Structures and Equipment Enclosures segments have been adjusted to reflect the break-out of Construction Services as a separate segment. Prior to the break-out of the Construction Services segment, financial results related to construction services were primarily included with the Tower Structures segment.

2001 Compared to 2000

        In 2001 the primary markets that the Company serves, telecommunications and fiber optics, experienced a sudden and severe decline. In response to the declining market, the Company implemented necessary restructuring in order to reduce the cost structure of the business. The restructuring, described in more detail later in this report, included reductions in staffing for both hourly and professional positions, closing and consolidating operations, and restructuring the management of the Company. In conjunction with the restructuring, three senior management positions were eliminated as of December 31, 2001. Expense accruals and reserves were established for all of these actions and are described in detail later in this report.

        As a result of the decline in business, at the end of the third quarter, the Company was not in compliance with certain financial covenants of its credit agreement. During the fourth quarter two forbearance agreements between the Company and certain of its bank lenders were signed and on January 10, 2002 an amendment to the credit agreement was signed by all parties. The amended credit agreement increased the interest rates under the credit facility, reduced the amount of the revolving portion of the facility, moved forward the maturity date of the facility to June 30, 2003 and revised the financial covenants. Although EBITDA was positive for the first two months of 2002, it is likely that the Company will not attain the amount of EBITDA required under the amended credit agreement commencing in April 2002 and will breach other financial covenants thereafter. The Company is currently in discussions with its bank lenders to modify certain EBITDA related covenants. When the Company's credit facility matures in 2003, the Company will need to renegotiate or refinance that facility. The amended credit agreement is described in more detail below under the heading "Credit Facility".

        Net sales for 2001 were $238.1 million compared to $253.7 million in 2000, a decrease of $15.6 million or 6.1%. The changes in sales by business segment were as follows:

			Increase/(Decrease)
For the years ended December 31,	2001	2000	Millions of $	%
Tower Structures	$91.4	$130.5	$(39.1)	(30.0)%
Equipment Enclosures	104.9	90.9	14.0	15.4%
Construction Services	41.8	32.3	9.5	29.4%

Total	$238.1	$253.7	$(15.6)	(6.1)%

        The decrease in the sales of Tower Structures was due to the slow down in the build out of cellular service areas by the telecommunication industry. Due to capital constraints, both carriers and build-to-suit providers significantly curtailed the expansion of service to new areas. The increase in sales in the Equipment Enclosures segment was achieved in the first half of 2001 with the completion of orders that were in the backlog at the end of 2000, primarily related to the fiber optic network industry. Fiber optic usage did not grow as quickly as anticipated. As a result there was a significant over capacity of fiber lines and the build out of fiber lines suddenly and severely declined. Equipment Enclosure sales decreased from $56.4 million in the second half of 2000 to $31.2 million in the comparable period in 2001, a 44.7% decrease. The increase in sales in the Construction Services segment was the result of increased sales related to the Commonwealth of Pennsylvania contract.

        The rate of sales increased in 2000 from $48 million in the first quarter to $75 million in the fourth quarter, and remained at $70 to $75 million level in the first two quarters of 2001. During the second half of 2001, sales fell to $41 million for the fourth quarter. The Company anticipates continued softening in sales demand through at least the first half of 2002.

        International sales were $28.2 million in 2001 compared with $37.6 million in 2000, a decrease of $9.4 million or 25.0%. This decrease primarily reflects lower build-out programs by the Company's primary Mexican customers that serve the telecommunications industry. International sales were 11.9% of total revenue in 2001, compared to 14.8% in 2000.

        On December 1, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000. The implementation of SAB 101 had no material effect on the Company's revenue recognition process.

        From time to time, the Company's customers' request the Company retain possession of products they have ordered due to construction delays caused by weather, zoning approvals, and other circumstances. In these situations, where the product is available for shipment, and title passes to the customer, the Company recognizes revenue. The results of operations for the years ended December 31, 2001 and 2000 include Tower Structure bill and hold revenues of $7.9 million and $11.4 million, respectively, relating to product which had not yet shipped, but for which the required revenue recognition criteria had been met. In the same periods, Equipment Enclosure bill and hold revenues were $16.9 million and $7.4 million, respectively.

        Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized. With the Company's entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2000 and 2001, the percentage of completion method was utilized on the Central Missouri State University 2000 foot tall tower project. For the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition. Each site for the project has a number of milestones including engineering, materials, and construction. Revenue, and the associated cost, is recognized upon the completion of each milestone for each site.

        Gross profit for 2001 was $38.5 million versus $56.5 million in 2000, a decrease of 31.9%. This decrease in gross profit was attributable to reduced revenue, continued pricing pressure for towers and enclosures, and one-time charges recorded in the fourth quarter of 2001. Gross profit margin was 16.2% in 2001 versus 22.3% for 2000. The decline in revenues for the relatively higher margin tower segment impacted gross margin. In the fourth quarter of 2001 the Company recorded one-time charges totaling $13.5 million, with $4.0 million included in cost of sales. The cost of sales portion consisted of additional reserves for excess inventory of $2.9 million and restructuring charges associated with the operations of $1.1 million. Excluding the one-time charges in the fourth quarter, the gross margin for the year was 17.9%. The Company expects gross profit margins to be lower through at least the first half of 2002 as a result of price competition and some under absorption of overhead costs.

        Gross profit margin for the Company's Tower Structures segment decreased to 16.6% in 2001 from 27.1% in 2000. The 30% decline in Tower Structures revenue impacted gross margin with the fixed manufacturing expenses being absorbed by a smaller revenue base. The one-time fourth quarter charges for inventory and severance for Tower Structures totaled $2.6 million. Excluding the one-time charges the Tower Structures, gross margin for the year is 19.5%. The additional inventory reserves are for inventory in excess of expected demand. With the decline in the overall tower market and the shift from towers to poles, the dollar amount of finished components in excess of foreseeable demand has increased and created an increased exposure for obsolete inventory. The additional reserve was established for a portion of this excess inventory. During 2001, the Company shipped 50 towers to a warehouse in Brazil in an effort to expand in the South American market. The demand for towers in South America has also declined and we established an inventory reserve to reflect the lower of cost or market for these towers. As part of the restructuring a number of non-bargaining unit positions were eliminated at the Peoria facility. A severance reserve was established for the impacted individuals. All of the severance payments for this group will be completed in the first quarter of 2002.

        Gross profit margin for the Company's Equipment Enclosure segment decreased to 13.5% in 2001 from 18.5% in 2000. The nearly 45% decline in revenues for the second half of 2001 impacted the gross margin. The one-time fourth quarter charges for inventory and severance for Equipment Enclosures totaled $1.2 million. Excluding the one-time charges the Equipment Enclosure gross margin for the year was 14.7%. The decline in the markets for enclosures also created a level of inventory in excess of foreseeable requirements. The component inventory is specific to the enclosure structures and with decreased demand has an increased potential for obsolescence. The additional reserve was established for a portion of this excess inventory. As part of the restructuring, a number of individuals at the Bessemer and Casa Grande locations were impacted and a severance reserve was established for these individuals.

        Gross profit margin for the Company's Construction Services segment increased to 21.8% in 2001 from 13.3% in 2000. In early 2001, the Company negotiated an amendment to the Contract with the Commonwealth of Pennsylvania. The modified contract included cost escalation clauses and specific performance incentives. The modifications added approximately 8.0% to gross margin for 2001. A portion of the modifications recorded in 2001 was retroactive from 2000. Gross profit margin in the Construction Services segment was negatively impacted in 2000 by the Company's entry into the tall tower market. To gain share in this market, the Company was aggressive in pricing its products and services. Gross profit margin was also negatively impacted in 2000 as a result of the increase in revenue, as a percentage of total Construction Services revenue, derived from the Company's Construction Services operation in Mexico. The Company has an agreement with an installation contractor that limits the Company's gross profit margins on construction and installation work in Mexico to 5%.

        In November 1999, the Company entered into a contract with the Commonwealth of Pennsylvania to supply and install communications towers/poles and/or enclosures for a statewide radio communications project. It was originally anticipated that this contract could generate approximately $40 million in revenues, and that this project would be substantially completed by the end of 2000. However, due to delays by the Commonwealth of Pennsylvania in releasing sites for development, the Company recognized only $11 million in revenue from this contract in 2000. As referenced above, on March 29, 2001, the Company announced a supplemental agreement with the Commonwealth of Pennsylvania to construct radio tower sites in two additional regions in Pennsylvania. The supplemental agreement provided for cost escalation due to the delays and provided for performance incentives. This supplemental agreement is estimated to generate an additional $20 million in revenue. It is now anticipated that the remainder of this contract will be substantially completed in 2002.

        Selling, general and administrative ("SG&A") expenses were $35.7 million in 2001 versus $24.9 million in 2000, an increase of $10.8 million, or 43.3%. As a percentage of sales, SG&A expenses were 15.0% in 2001 versus 9.8% in 2000. Included in the SG&A expenses for 2001 were one-time charges incurred in the fourth quarter of $4.0 million for the reduction in the value of the assets at the Casa Grande facility, $2.3 million for restructuring charges, $0.6 million curtailment loss related to the post-retirement medical benefits due to the reduction in the work force, and $1.0 million for additional reserves for accounts receivable. Also in the fourth quarter, the Company incurred $1.1 million of expense related to the restructuring of the Company's credit agreement. In the second quarter, the Company recorded an additional $0.7 million of bad debt reserve related to the specific customers in the fiber optics industry. Excluding these charges, SG&A expense for the year was $26.0 million or 10.9% of revenue. In 2000, SG&A expenses increased due to a $1.2 million charge for expenses relating to the departure of certain management employees at the Company's Equipment Enclosures segment. This $1.2 million charge in 2000 was offset in part by a $0.6 million favorable adjustment of an employee bonus accrual related to 1999. Excluding these charges, SG&A expense for 2000 was $24.3 million or 9.6% of revenue.

        In 2000, the Company was experiencing significant growth in demand for its Enclosure products. A significant portion of the growth was coming from the fiber optic segment of the telecommunications industry. The fiber optic segment was experiencing increasing demands for capacity led by Internet-based companies. In response to the existing purchase commitments and expected continued increasing demands, the Company purchased and expanded Enclosure manufacturing facilities in Casa Grande, Arizona. In mid 2001, the demand from "Dot Com" and Internet-related companies declined and the requirements for increased fiber optic capacity were curtailed. As a result, the telecommunications companies stopped expanding fiber optics capacity, resulting in a decreased demand for shelters and cancelled orders.

        In late 2001, the Company decided to idle operations at the Casa Grande facility. The property at Casa Grande consists of three parcels of land. The first parcel is 15 acres and contains the manufacturing facilities and offices that existed when the property was purchased. The second parcel is 15 acres and contains the manufacturing facilities and offices constructed by the Company. The third parcel is 15 acres and is vacant.

        As of December 31, 2001, the first parcel is considered "held for sale". The remaining parcels are considered "held for use". All three parcels are listed for sale with a commercial real estate firm. The Company expects to dispose of the first parcel of property during 2002. The Company is reviewing alternatives for the other parcels.

        An appraisal of all of the domestic property owned or leased by ROHN was conducted by an independent third party. The entire Casa Grande facility is valued as of December 31, 2001 at $5.7 million after recording an impairment charge of $4.0 million and providing for the transfer of equipment located at the facility to other operating units of the Company. The impairment charge is recorded as a general and administrative expense in the Enclosure business segment.

        In the fourth quarter, as part of the separation agreements with the impacted individuals, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits as discussed above. Of this amount, $1.4 million was paid out in 2001. The remaining $2.0 million will be paid out in 2002.

        The reduction in force created a curtailment charge related to post-retirement medical benefits reserves. As a result, the Company accrued an additional $0.6 million for this reserve.

        The Company accrued an additional $1.0 million for doubtful accounts in the fourth quarter. This accrual is to provide for certain accounts due to the uncertainty in the fiber optics and telecommunications markets. In the second quarter, the Company provided an additional $0.7 million for doubtful accounts in response to specific bankruptcy filings of a major customer and as a general reserve due to the uncertainty of the fiber optics market.

        As a result of the decline in business, at the end of the third quarter the Company was not in compliance with certain financial covenants in its credit agreement. Two forbearance agreements between the Company and certain of its bank lenders were signed during the fourth quarter. On January 10, 2002, all parties approved an amendment to the credit agreement. The credit agreement, as amended, is described in more detail below under the heading "Credit Agreement". During the fourth quarter, the Company incurred $1.1 million of consulting, legal, and bank fees associated with the amendment of the credit agreement.

        The Company's effective tax rate for 2001 was 38.4% versus 29.7% in 2000. The Company's effective tax rate in 2000 includes the effect of a $2.5 million ($0.05 per share) one-time, non-cash non-operational adjustment to the Company's tax reserves related to the expiration of the statute of limitations for examination of the Company's 1996 federal income tax return.

        Earnings per share were a loss of $0.04 per basic and fully diluted share in 2001 compared to earnings of $0.43 per share basic and $0.42 fully diluted in 2000. Earnings per share in 2001 include the impact of the extraordinary charge of $0.03 per share net of tax benefit for the early extinguishment of debt related to the stock buyback and the associated credit agreement. Earnings per share for 2000 include the effect of a one-time, non-cash non-operational tax benefit of $0.05 per share.

2000 Compared to 1999

        Net sales for 2000 were $253.7 million compared to $150.5 million in 1999, an increase of $103.2 million or 68.6%. The increases in sales by business segment were as follows:

			Increase/(Decrease)
For the years ended December 31,	2000	1999	Millions of $	%
Tower Structures	$130.5	$96.8	$33.7	34.8%
Equipment Enclosures	90.9	45.2	45.7	101.1%
Construction Services	32.3	8.5	23.8	280.0%

Total	$253.7	$150.5	$103.2	68.6%

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

        Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized. With the Company's entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2000 and 1999, the percentage of completion method was utilized on the Central Missouri State University 2000 foot tall tower project. For the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition. Each site for the project has a number of milestones including engineering, materials, and construction. Revenue, and the associated costs, is recognized upon the completion of each milestone for each site.

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

        Gross profit margins for the Company's Tower Structures segment increased from 23.2% in 1999 to 27.1% in 2000. This increase in gross profit margin was primarily the result of reduced raw material costs that began to have a positive effect on gross profit margins beginning in late 1999. Gross profit margins for the Towers Structure segment were negatively impacted in 1999, however, by $1.3 million of inventory write-downs and by $0.3 million in severance payments related to a reduction in workforce. Without the effects of these non-recurring charges taken in 1999, the gross profit margin for 1999 for the Company's Tower Structures segment would have been 24.8%.

        Gross profit margins for the Company's Equipment Enclosure segment decreased from 19.7% in 1999 to 18.5% in 2000. Gross margins were negatively affected in 2000 by the start up costs related to the Company's new equipment enclosure facility in Casa Grande, Arizona. Without the impact of these start-up costs, gross profit margins for the Equipment Enclosure segment for 2000 would have been 20.1%. Gross profit margins for the Equipment Enclosures segment were negatively impacted in 1999 as a result of intense price competition for new orders received in 1999, and by inventory write-downs of $0.2 million. Without the impact of the inventory write-down, gross profit margins for the Equipment Enclosure segment for 1999 would have been 20.1%.

        Gross profit margins for the Company's Construction Services segment decreased from 17.9% in 1999 to 13.3% for 2000. Gross profit margins in the Construction Services segment were negatively impacted in 2000 by the Company's entry into the tall tower market. To gain share in this market, ROHN was aggressive in pricing its products and services in order to gain experience in the tall tower industry. Without the impact of the tall towers, gross profit margins in 2000 would have been 14.7%. Gross profit margins were also negatively impacted in 2000 as a result of the increase in revenue, as a percentage of total Construction Services revenue, derived from the Company's Construction Services operation in Mexico. The Company has an agreement with an installation contractor that limits the Company's gross profit margins on construction and installation work in Mexico to 5%.

        In November 1999, the Company entered into a contract with the Commonwealth of Pennsylvania to supply and install communications towers/poles and/or enclosures for a statewide radio communications project. It was originally anticipated that this contract could generate approximately $40 million in revenues, and that this project would be substantially completed by the end of 2000. However, due to delays by the Commonwealth of Pennsylvania in releasing sites for development, the Company recognized only $11 million in revenue from this contract in 2000. On March 29, 2001, the Company announced a supplemental agreement with the Commonwealth of Pennsylvania to construct radio tower sites in two additional regions in Pennsylvania. This supplemental agreement is estimated to generate an additional $20 million in revenue. It is now anticipated that the remainder of this contract will be completed in 2002. Historically, margins on the Company's installation business have been significantly lower than margins achieved on its tower and enclosure products.

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

        The Company incurred other expenses of approximately $1.6 million in 1999 related to fees and expenses in connection with the proposed merger with PiRod Holdings, Inc., which was terminated on March 31, 1999. The Company recognized these expenses in the first quarter of 1999, resulting in an adverse impact on earnings of approximately $0.02 per share.

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

Liquidity and Capital Resources

        The following table sets forth selected information concerning the Company's financial condition:

(Dollars In Thousands)	December 31, 2001	December 31, 2000
Cash	$1,711	$19,081
Working capital	48,184	73,843
Total debt	50,320	9,147
Current ratio	2.44:1	2.49:1

        At December 31, 2001, the Company had aggregate indebtedness of $50.3 million. The Company's outstanding indebtedness was related to the credit facility described in detail below. As part of this credit facility, in March the Company paid off the remaining balance on the mortgage notes and capital leases that were on the books as of December 31, 2000.

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities in 2001 increased $3.3 million to $10.5 million from $7.2 million in 2000. The increase was attributable to the lower level of working capital required due to the contraction of the business in the second half of the year.

        Net Cash Used in Investing Activities.    Net cash used in investing activities in 2001 increased $0.9 million to $15.6 million from $14.7 million in 2000. This use of cash reflected capital expenditures for the completion of the Casa Grande facility, the construction and equipment for the tapered steel pole plant, and the development of proprietary engineering software for tower design.

        Net Cash Used in Financing Activities.    Net cash used in financing activities in 2001 increased $11.2 million to $12.3 million from $1.1 million in 2000. The $12.3 million represents borrowings of $62.4, net of issuance costs, under the new credit facility, the repayment and early extinguishment of debt in the amount of $25.0 million, and the purchase of stock as part of the "dutch-auction" in the amount of $50.4 million.

        As of December 31, 2001, the Company has minimal remaining capital expenditure commitments.

        A portion of the revenue recognized in the Company's Construction and Enclosure segments is generated from contracts that require the posting of bid and performance bonds. A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted for awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosure segment this revenue relates to installation services.

        The Company is experiencing difficulty in acquiring bonds for new proposals and contracts. Although the Company is currently in discussions with certain bonding agencies, to date these bonding agencies have indicated that they are unwilling to provide bonds to the Company unless it provides a letter of credit to ensure its payment obligations in respect of the bonds or provides the bonding agencies with sufficient collateral to secure these obligations. Substantially all of the Company's assets are pledged as collateral under the credit facility, and thus cannot support the bonding requirements without the unanimous agreement of the lenders under the credit facility. The Company has informed its bank lenders of the difficulty in acquiring bonding and the potential impact on the future business if the Company is unable to secure these bonds. The bank lenders have requested updated financial information from the Company in order to evaluate the Company's bonding situation, but have preliminarily indicated that the issuance of a letter of credit to support bonds is unlikely. The inability to acquire new bonds would impact the Company's ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

Credit Facility

        On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company's self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company's purchase of shares in the offer and from the Trust, the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.

        At the end of the third quarter the Company was not in compliance with certain financial covenants in its credit agreement. Two forbearance agreements between the Company and certain of its bank lenders were signed during the fourth quarter. On January 10, 2002 all parties approved an amendment to the credit agreement. The amendment provides for a revolving facility of up to $35 million until September 29, 2002 reducing effective September 30, 2002 to $32 million until October 30, 2002, and effective October 31, 2002 reducing to $30 million for the duration of the agreement. The terms of the credit agreement summarized below reflect the modifications made by the January 2002 amendment.

        Availability.    Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of 85% of eligible accounts receivable and 50% of eligible inventory. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes. Borrowings under the term loan may be used for general corporate purposes.

        Interest.    Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company's option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 3.50% for Eurodollar rate loans and 1.25% for base rate loans and after the August 15, 2002, will vary from 2.75% to 3.50% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans, and will be based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

        Maturity and Amortization.    Loans under the term loan and the revolving credit facility mature on June 30, 2003. Scheduled repayments of the term loan are in monthly installments of $500,000 from January 31, 2002 through December 31, 2002, and $750,000 from January 31, 2003 through May 31, 2003 with the remaining unpaid balance of the term loan ($12,250,000) due on June 30, 2003.

        Commitment Reductions and Repayments.    Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds. In addition, all cash on deposit in the Company's bank accounts is now "swept" by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility.

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

        Although EBITDA was positive for the first two months of 2002, it is likely that the Company will not attain the amount of EBITDA required under the amended credit agreement commencing in April 2002 and will breach other financial covenants thereafter. The Company is currently in discussions with its bank lenders to modify certain EBITDA related covenants.

        The following table shows total contractual payment obligations as of December 31, 2001.

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Beyond 3 years
Credit agreement—principal repayment	$50,320	$6,000	$44,320	—
Credit agreement—estimated interest	4,472	3,270	1,202	—
Capital leases	—	—	—	—
Operating leases	1,452	552	686	214
Purchase obligations	1,200	1,200	—	—

Total contractual cash obligations	$57,444	$11,022	$46,208	$214

        The above table reflects the Company's contractual obligations as of December 31, 2001. The Company expects to be able to meet all contractual cash obligations in the next twelve months through cash provided by operations. When the Company's credit facility matures in 2003, the Company will need to renegotiate or refinance that facility. The Company expects that it will refinance that facility with another facility or other financing. This may require a credit facility that would include interest expense. The current credit agreement requires that we hedge the floating interest rate portion of the credit facility. The expense associated with this transaction is included in Credit agreement—estimated interest. The hedging instrument is described in Summary of Significant Accounting Policies, Derivative Instruments and Hedging Activity.

Inflation

        Inflation has not had a material effect on the Company's business or results of operations.

Seasonality and Quarterly Results of Operations

        The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that this quarterly fluctuation results from disruptions in its customers' ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers, who often purchase a disproportionately higher share of the Company's products near the end of the calendar year. The Company expects that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continues.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company has adopted this new accounting standard as of January 1, 2002. The adoption of FAS 144 did not have a material impact on the financial statements.

        In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs." The EITF, effective in the fourth quarter 2000, reached final consensus that amounts billed, if any, for shipping and handling, should be included in revenue. In addition, costs incurred for shipping and handling should be recorded in cost of sales or otherwise disclosed, but not netted against amounts billed. In connection with the implementation of EITF 00-10, the Company reclassified $14.3 million and $8.6 million for 2000 and 1999, respectively, of amounts from cost of product sold to revenue.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect upon the results of operations or financial position of the Company.

Tender Offer/Trust Stock Purchase

        On April 16, 2001 the Company announced the final results of its "Dutch Auction" self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash. Payment for the shares accepted in the self-tender offer was made on April 17, 2001. In connection with the Company's previously announced stock purchase agreement with the Trust, the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001. The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its credit facility and cash on hand.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results. The principal market risks to which the Company is currently exposed to or may be exposed to during 2002 or beyond are changes in interest rates and foreign currency exchange rates.

        The Company has over the last several years managed its exposure to changes in interest rates by utilizing primarily fixed rate debt. However, the Company's credit facility bears interest at variable rates. The Company is required by its credit facility to enter into one or more rate management transactions which provides for a fixed rate of interest on a notional amount of at least $30 million for the life of the credit agreement. On April 18, 2001 the Company entered into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate. The swap was designed as a cash flow hedge at the inception of the agreement to support hedge accounting treatment. With the shortening of the maturity of the credit agreement to June 30, 2003, the rate management transaction has a longer life than the term of the credit agreement. It is assumed that the Company will enter into a new credit agreement at that time and will continue to be able to utilize the interest rate swap instrument.

        Through the Company's credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate. The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the

$50.3 million of variable rate debt that is outstanding as of December 31, 2001. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.2 million of increased interest expense. This amount includes a reduction in interest expense of 60% as a result of the hedging arrangements the Company was required to enter into under its credit facility. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of December 31, 2001. Prior to March 2001, the Company did not have any outstanding variable rate debt.

        International sales, which accounted for 11.9% and 14.8% of net sales in 2001 and 2000, respectively, are concentrated principally in Mexico and Central America. To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico. To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in the exchange rate between the U.S. dollar and the peso could have an effect on the Company's operating results. To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to these customers' local currency could make the Company's products and services less competitive to such customers. Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes. However, as international business becomes a greater portion of Company's revenue, exchange rates may have an increased effect on the Company's revenue.

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

Item 8.    Financial Statements and Supplementary Data.

Page
Financial Statements:
Independent Auditor's Report	26-27
Consolidated Statements of Income	28
Consolidated Balance Sheets	29
Consolidated Statements of Stockholders' Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32-53

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ROHN Industries, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Peoria, Illinois
February 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF

ROHN INDUSTRIES, INC.:

        We have audited the accompanying consolidated balance sheet of ROHN Industries, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROHN Industries, Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
February 16, 2000

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)

	Years ended December 31,
	2001	2000	1999
Net sales	$238,135	$253,741	$150,469
Cost of products and services sold	199,616	197,266	117,628

Gross profit	38,519	56,475	32,841

Operating expenses:
Selling expense	11,366	8,863	7,551
General and administrative expense	24,351	16,081	11,712

Operating income	2,802	31,531	13,578

Interest income	606	1,186	948
Interest expense	3,843	748	831
Other expense	—	—	1,600

(Loss)/income before tax and extraordinary charge	(435)	31,969	12,095

Income tax (benefit) provision	(167)	9,489	4,500
Equity loss of corporate joint venture	—	—	355
Net (loss) income before extraordinary charge	(268)	22,480	7,240
Extraordinary charge for early extinguishment of debt, net of tax benefit of $841	1,344	—	—

Net (loss)/income	$(1,612)	$22,480	$7,240

Earnings per share:
Basic:
(Loss)/income before extraordinary charge	$(0.01)	$0.43	$0.14
Extraordinary charge for early extinguishment of debt, net of tax benefit	$(0.03)	$0.00	$0.00
Net (loss)/income	(0.04)	$0.43	$0.14
Earnings per share:
Diluted:
(Loss)/income before extraordinary charge	$(0.01)	$0.42	$0.14
Extraordinary charge for early extinguishment of debt, net of tax benefit	(0.03)	0.00	0.00
Net (loss)/income	$(0.04)	$0.42	$0.14
Weighted average shares outstanding—basic	44,546	52,752	52,575
Weighted average shares outstanding—diluted	45,008	53,297	52,921

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,711	$19,081
Accounts, notes and other receivables, less allowance for doubtful accounts of $3,172 in 2001 and $1,710 in 2000	39,006	55,155
Inventories	31,579	44,255
Prepaid Income Taxes	2,835	—
Current deferred income taxes	5,370	4,250
Prepaid expenses	1,087	807

Total Current Assets	81,588	123,548

Plant and equipment, net	43,118	37,347
Other assets	5,326	1,273
Long term assets of discontinued operations	2,086	2,050

Total Assets	$132,118	$164,218

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term liabilities	$6,000	$792
Accounts payable	12,911	28,882
Accrued liabilities and other	12,251	13,804
Deferred revenue	2,074	4,967
Liabilities of discontinued operations	168	1,260

Total Current Liabilities	33,404	49,705

Long-Term Debt and other obligations	44,320	8,355
Nonpension post retirement benefits	3,854	2,467

Total Liabilities	81,578	60,527

Commitments and Contingencies (Note 17)
Stockholders' Equity:
Common Stock, $0.01 par value—80,000 shares authorized—40,799 and 52,816 shares issued and outstanding in 2001 and 2000	412	534
Capital Surplus	13,731	13,180
Retained earnings	40,249	93,998
Accumulated other comprehensive loss	(976)	—
Less—Treasury stock, 430 and 596 shares in 2001 and 2000, at cost	(2,691)	(3,659)
—Unearned portion of restricted stock	(185)	(362)

Total Stockholders' Equity	50,540	103,691

Total Liabilities and Stockholders' Equity	$132,118	$164,218

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
						Treasury Stock
	Shares Issued		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss				Total Stockholders' Equity
		Amount				Shares	Amount	Restricted Stock
Balance as of December 31, 1998	53,456	$535	$13,024	$64,503	$—	(635)	$(3,896)	$(1,587)	$72,579
Net income				7,240					7,240
Treasury share repurchases									—
Issuance of restricted stock									—
Amortization of restricted shares								487	487
Cash dividends									—
Restricted stock cancelled	(69)	(1)	(371)					320	(52)
Director's stock plan			162						162
Stock options exercised									—
Stock options tax benefit									—
									—

Balance as of December 31, 1999	53,387	$534	$12,815	$71,743	$0	(635)	$(3,896)	$(780)	$80,416

Net Income				22,480					22,480
Treasury share repurchases						(15)	(58)		(58)
Issuance of restricted stock	30		94					(94)	—
Amortization of restricted shares								512	512
Cash dividends									—
Restricted stock cancelled	(5)		(31)						(31)
Director's stock plan			246						246
Stock options exercised				(225)		54	295		70
Stock options tax benefit			56						56
									—

Balance as of December 31, 2000	53,412	$534	$13,180	$93,998	$0	(596)	$(3,659)	$(362)	$103,691

Comprehensive (loss):
Net loss				(1,612)					(1,612)
Additional minimum pension liability, net of tax benefit of $236					(376)				(376)
Loss on derivative instrument, net of tax benefit of $375					(600)				(600)

Total comprehensive (loss)				(1,612)	(976)				(2,588)
Treasury share repurchases						(12,222)	(50,416)		(50,416)
Fees paid in treasury share repurchases				(15)			(1,220)		(1,235)
Issuance of restricted stock	40	—	137					(137)	—
Amortization of restricted shares								303	303
Retirement of stock	(12,222)	(122)		(51,514)		12,222	51,636		—
Cash dividends									—
Restricted stock cancelled	(8)	—	(44)					11	(33)
Director's stock plan			226						226
Stock options exercised	7		9	(608)		166	968		369
Stock options tax benefit			223						223

Balance as of December 31, 2001	41,229	$412	$13,731	$40,249	$(976)	(430)	$(2,691)	$(185)	$50,540

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2001	2000	1999
Cash Flows from Operating Activities:
Net income/(loss)	(1,612)	22,480	7,240
Adjustments for non-cash items included in net income:
Depreciation and amortization	4,883	4,506	4,134
Restricted stock earned	271	481	436
Provision for doubtful accounts	2,142	823	245
Provision for excess and obsolete inventory	2,746	401	2,392
Asset impairment	4,012	—	—
Extraordinary charge from early extinguishment of debt	1,344	—	—
Non-pension post retirement benefits	1,689	167	226
Other non-cash Items	195	—	—
Equity loss of joint venture	—	—	355
Increase and decrease in operating requirements:
Accounts receivable	14,007	(19,893)	(7,742)
Inventories	9,930	(18,771)	(833)
Prepaid income taxes	(1,994)	—	—
Prepaid expenses	(54)	710	685
Deferred income taxes	(2,009)	(1,350)	(300)
Deferred revenue	(2,893)	2,125	1,902
Accounts payable	(17,361)	17,408	143
Accrued liabilities and Other	(3,478)	(1,659)	617
Net discontinued operations	(1,128)	(267)	494
Other	(182)	81	23

Net cash provided by operating activities	10,508	7,242	10,017

Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds	(14,326)	(14,094)	(3,908)
Proceeds from the sale of corporate joint venture	—	—	915
Investment in equity of joint venture	—	—	1,859
Capitalized software	(1,245)	(339)	—
Other	—	(290)	101

Net cash used in investing activities	(15,571)	(14,723)	(1,033)

Cash Flows from Financing Activities:
Repayment of term loan/long term debt	(8,422)	(1,083)	(1,040)
Net repayment of revolver debt	(5,680)	—	—
Early extinguishment of debt	(10,911)	—	—
Capitalized tender offer transaction costs	(1,035)	—	—
Proceeds from issuance of debt, net of issuance costs	62,392	—	—
Increase in bank overdrafts	1,390	—	—
Issuance of common stock, including treasury shares reissued	375	69	—
Purchase of treasury shares	(50,416)	(58)	—

Net cash used in financing activities	(12,307)	(1,072)	(1,040)

Net (decrease)/increase in cash and cash equivalents	(17,370)	(8,553)	7,944
Cash and cash equivalents, beginning of period	19,081	27,634	19,690

Cash and cash equivalents, end of period	1,711	19,081	27,634

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,457	$748	$831
Income taxes	$6,007	$16,858	$2,610

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

Revenue Recognition

        The Company's products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when product is shipped. From time to time, the Company's customers request the Company retain possession of products they have ordered due to construction delays caused by weather, zoning approvals, and other circumstances. In these situations the Company recognizes revenue for its Tower Structures segment and Equipment Enclosures segment prior to the time a product is shipped if each of the following conditions are met:

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

        The results of operations for the years ended December 31, 2001, 2000 and 1999 include Tower Structure bill and hold revenues of $7.9 million, $11.4 million and $2.4 million, respectively, relating to product which had not yet shipped, but for which the required revenue recognition criteria had been met.

In the same periods, Equipment Enclosure bill and hold revenues were $16.9 million, $7.4 million and $4.9 million, respectively.

        Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized. With the Company's entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2000 and 2001, the percentage of completion method was utilized on the Central Missouri State University 2000 foot tall tower project. For the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition. Each site for the project has a number of milestones including engineering, materials, and construction. Revenue, and the associated costs, is recognized upon the completion of each milestone for each site.

Cash Equivalents

        The Company considers all highly liquid short-term investments purchased with a maturity of three months or less and all treasury bills to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

        The Credit agreement (discussed in Note 9) provides for a sweep of all funds (cash receipts less cash disbursements) in our accounts with the net amount applied to or provided by the revolving credit facility. As of December 31, 2001 the amount of cash overdrafts that have been reclassified to accounts payable totals $1,390,000. There were no such transactions at December 31, 2000.

Derivative Instruments and Hedging Activity

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. The Company adopted these new standards effective in 1999 and 2001, respectively, although the adoption did not have a material effect on the Company's financial statements as the Company did not historically enter into these types of transactions in the normal course of business.

        Derivative Instruments and Hedging Activities—Business Perspective    The Company's "Risk Management Policy" (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Historically, however, the Company has not experienced material fluctuations in results or cash flows due to foreign currency exchange rates or interest rates and has not entered into derivative instruments or other hedging activities to manage these risks. Risk management practices including the use of financial derivative instruments, must be presented to the Audit Committee of the Board of Directors before any action can be taken.

        Interest Rate Risk    On March 8, 2001, the Company entered into a new credit facility which requires quarterly interest payments at a floating rate of interest. The credit agreement requires the Company to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility. On April 18, 2001, the Company entered into a floating-to-fixed interest rate swap on a notional amount of $30 million. The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment. The swap agreement is 100% effective and, thus, no amount has been recognized in current earnings for the quarter for ineffectiveness and no amount of the loss on the swap was excluded from the assessment of hedge effectiveness. As of December 31, 2001, $0.8 million of deferred losses (net of tax benefit) included in equity ("Accumulated Other Comprehensive Expense") is expected to be reclassified to current earnings ("Interest Expense") over the next twelve months. No hedges were discontinued during the year ended December 31, 2001.

        Accounting Policy    The swap is recognized on the balance sheet at fair value. On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid. Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Obsolete or unsalable inventories are reflected at their estimated net realizable values.

        Total inventories in 2001 and 2000 included the following classifications (in thousands):

	2001	2000
Finished goods	$19,689	$18,609
Work-in-progress	5,874	16,561
Raw materials	6,016	9,085

Total Inventories	$31,579	$44,255

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

Capitalized Software

        The Company is in the process of developing engineering software to be used in the design and analysis of tower and pole structures. The amount of unamortized capitalized software included in Other Assets at December 31, 2001 and 2000 was $1,584 and $339, respectively. Upon the completion of the software, the costs will be amortized over the estimated life of the software. No amortization was recorded in 2001 or 2000 since the software continues to be developed and has not been placed in service.

Income Taxes

        Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Net Income Per Share

        Basic earnings per share were computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the years ended December 31, 2001, 2000, and 1999, the number of potentially dilutive securities, including stock options and non-vested restricted stock, was 462,000, 545,000, and 346,000, respectively. The Company had additional outstanding stock options of 1,975,000 as of December 31, 2001, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of its common stock.

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

New Accounting Standards

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company has adopted this new accounting standard as of January 1, 2002. The adoption of FAS 144 did not have a material impact on the financial statements.

        In July 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs." The EITF, effective in the fourth quarter of 2000, reached final consensus that amounts billed, if any, for shipping and handling should be included in revenue. In addition, costs incurred for shipping and handling should be recorded in cost of sales or otherwise disclosed, but not netted against amounts billed. In connection with the implementation of EITF 00-10, the Company reclassified $14.3 million and $8.6 million for 2000 and 1999, respectively, of amounts from cost of products sold to revenue.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company adopted SAB 101, which became effective January 1, 2000, during the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect upon the results of operations or financial position of the Company.

3. Income Taxes

        Total income tax expense/(benefit) for the years ended December 31, 2001, 2000, and 1999, was allocated as follows (in thousands):

	2001	2000	1999
(Loss)/income from continuing operations	$(167)	$9,489	$4,500
Tax benefit from early extinguishment of debt	(841)	—	—
Tax benefit related to loss on derivative instrument	(375)	—	—
Tax benefit related to additional minimum pension liability	(236)	—	—
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(223)	(56)	—

	$(1,842)	$9,433	$4,500

        Income tax expense/(benefit) attributable to income from continuing operations consists of current provisions of $1.9 million, $9.8 million, and $4.8 million and deferred provisions of $(2.1) million, $(0.3) million, and $(0.3) million for the years ended December 31, 2001, 2000, and 1999, respectively.

        Income tax expense/(benefit) attributable to income from continuing operations was $(0.2) million, $9.5 million, and $4.5 million, for the years ended December 31, 2001, 2000, and 1999, respectively, and differed from the U.S. Federal statutory income tax rate as follows (in thousands):

	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Computed statutory (benefit)/provision	$(148)	34	$11,100	35	$4,233	35
State taxes, net of federal effect	(19)	4	1,200	4	484	4
Effect of reserve reversal related to expiration of statute of limitations of Company's 1996 return	—	—	(2,500)	(8)	—	—
Other, net	—	—	(311)	(1)	(217)	(2)

Total (benefit)/provision	$(167)	38	$9,489	30	$4,500	37

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Postretirement benefits other than pensions	$1,484	$937
Depreciation	(1,357)	(1,231)
Prepaid foreign taxes	959	1,049
Accrued insurance reserves	479	702
Reserve for doubtful accounts	1,143	413
Accrued severance costs	779	—
Casa Grande impairment charge	1,545	—
Incremental obsolete and excess inventory reserve costs	1,115	—
Other, net	723	2,380

Net deferred tax assets	$6,870	$4,250

4. Fixed Assets

        Fixed assets at December 31, 2001 and 2000 consist of the following (in thousands):

	2001	2000
Land	$3,876	$3,529
Buildings	33,851	26,538
Machinery and equipment	35,922	30,754
Construction in Process	836	4,798

	74,485	65,619
Less accumulated depreciation	(31,367)	(28,272)

	$43,118	$37,347

5. Accrued Liabilities and Other

        Accrued and other liabilities at December 31, 2001 and 2000 consist of the following (in thousands):

	2001	2000
Payroll and benefit related	$4,255	$4,844
Severance Expenses	2,023	—
Insurance related	443	1,451
Income taxes	—	2,473
Other accrued taxes	932	1,401
Other	4,598	3,635

	$12,251	$13,804

6. Pension, Profit Sharing and Post Retirement Benefits

General

        The Company has defined benefit, defined contribution and 401K retirement plans covering substantially all of its employees. Included in these plans are certain union sponsored plans to which the Company makes annual contributions equal to the amounts accrued. Total pension expense for union sponsored plans for 2001, 2000, and 1999, was $872,000, $930,000, and $785,000, respectively.

        The Company has one trustee-administered profit sharing plan covering all eligible employees in its Equipment Enclosures segment, located in Bessemer, Alabama. Discretionary contributions of $206,000, $223,000, and $227,000, were charged to expense under this plan in 2001, 2000, and 1999, respectively.

        The Company has a 401(k) Tax Deferred Savings Plan for the benefit of non-union employees. In 2000 and 1999, after one year of continuous service, the Company matched 25% of employee contributions up to 12% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. In 2001 this plan was amended such that, after 90 days of continuous service, the Company matches 50% of employee contributions up to 6% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. The matching contribution made by the Company was $173,000, $175,000, and $188,000 in 2001, 2000, and 1999, respectively.

Defined Benefit Pension Plan

        The Company's non-union employees of its Tower Structures segment in Peoria, Illinois and Frankfort, Indiana and the employees of its Construction Services segment are covered by a noncontributory defined benefit pension plan with a September 30 fiscal year end. Plan benefits are generally based on years of service and employee compensation during the last years of employment. Benefits are paid from funds previously provided to trustees for those plans. Actuarial assumptions and provisions are reviewed regularly by the Company and its independent actuary to ensure that plan assets will be adequate to provide pension benefits. Plan assets consist primarily of investments in equities, fixed income securities and money market funds.

        Change in Benefit Obligation (in thousands)

	2001	2000
Benefit obligation at beginning of fiscal year	$8,818	$8,491
Service cost	265	280
Interest cost	683	658
Assumption change	627	—
Actuarial (gain) /loss	474	(143)
Benefits paid	(498)	(468)

Benefit obligation at end of fiscal year	$10,369	$8,818

        Change in Plan Assets (in thousands)

	2001	2000
Fair value of plan assets at beginning of fiscal year	$10,809	$9,818
Actual return on plan assets	(1,313)	1,029
Employer contribution	193	430
Benefits paid	(498)	(468)

Fair value of plan assets at end of fiscal year	$9,191	$10,809

        Reconciliation of Funded Status (in thousands)

	2001	2000
Benefit obligation at end of fiscal year	$(10,369)	$(8,818)
Fair value of plan assets at end of fiscal year	9,191	10,809

Funded status at end of fiscal year	$(1,178)	$1,991
Unrecognized net actuarial loss /(gain)	1,757	(1,646)
Unrecognized net transition obligation	6	12
Unrecognized prior service cost	30	37

Prepaid benefit cost	$615	$394

        Components of Net Amount Recognized in Balance Sheet

Prepaid benefit cost	$615	$394
Accrued benefit liabilities	(648)	—
Intangible asset	36	—
Accumulated other comprehensive loss	612	—

Net asset recognized	$615	$394

        Components of Net Periodic Benefit cost (in thousands)

	2001	2000	1999
Service cost	$265	$280	$320
Interest cost	683	658	650
Expected return on plan assets	(957)	(868)	(835)
Amortization of gain	(33)	(22)	—
Amortization of transition obligation	6	6	6
Amortization of prior service cost	7	7	7

Net periodic benefit cost	$(29)	$61	$148

        The expected long-term rate of return on plan assets used in determining net periodic benefit costs was 9.0% for the years ended 2001, 2000, and 1999. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations as of December 31 were 7.25% and 3% respectively, in 2001, and 7.75% and 3%, respectively, in 2000 and 1999.

Retiree Benefits

        The Company provides certain post retirement healthcare benefits to both the union and non-union employees located in Peoria, Illinois. Employees who retire from the Company after reaching the age of 65 (62 for union members) are eligible to participate in the post retirement healthcare plan.

        Change in Benefit Obligation (in thousands)

	2001	2000
Benefit obligation at beginning of fiscal year	$5,413	$4,452
Service cost	176	152
Interest cost	395	369
Amendments	—	109
Curtailment gain	(517)	—
Actuarial loss	1,113	601
Benefits paid	(302)	(270)

Benefit obligation at end of fiscal year	$6,278	$5,413

        Change in Plan Assets (in thousands)

	2001	2000
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Adjustments	—	—
Employer contribution	302	270
Plan participant's contributions	—	—
Benefits paid	(302)	(270)

Fair value of plan assets at end of year	—	—

        Reconciliation of Funded Status (in thousands)

	2001	2000
Benefit obligation at end of year	$(6,278)	$(5,413)
Fair value of plan assets at end of year	—	—

Funded status at year end	$(6,278)	$(5,413)
Unrecognized net actuarial loss	1,548	979
Unrecognized net transition obligation	814	1,454
Unrecognized prior service cost	62	109

Accrued benefit cost	$(3,854)	$(2,871)

        Components of Net Periodic Benefit cost (in thousands)

	2001	2000	1999
Service cost	$176	$152	$178
Interest cost	395	369	306
Expected return on plan asset	—	—	—
Recognized net actuarial loss	27	28	12
Amortization of transition obligation	121	121	121
Curtailment loss	559	—	—
Amortization of prior service cost	7	—	—

Net periodic benefit cost	$1,285	$670	$617

  Effect of Health Care Trend

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$62	$(58)
Effect on postretirement benefit obligation	$520	$(492)

        Assumptions as of December 31

	2001	2000	1999
Discount rate	7.00%	7.50%	7.50%
Health care trend rate	9.0% in 2002 trending down to 5.5% in 2009 and thereafter	8.5% in 2001 trending down to 5.5% in 2007 and thereafter	9.0% in 2000 trending down to 5.5% in 2007 and thereafter

7. Litigation

        The Company is involved in various pending legal proceedings and claims arising in the normal course of its business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company believes, after consultation with counsel, that such proceedings and claims, individually or in the aggregate, are not material to its business, financial condition, or results of operations.

8. Leases

        The Company leases certain of its facilities and equipment under operating leases or capital leases, as defined by SFAS No. 13. The Company's property under capital leases, which is included in plant and equipment, consists of $0.0 million, $2.2 million, and $2.4 million at December 31, 2001, 2000 and 1999, respectively. The Capital Leases were associated with Industrial Development Bonds for the Frankfort, Indiana and Bessemer, Alabama facilities. In 2001, as part of the credit facility agreement, the Company retired the Industrial Development Bonds. At December 31, 2001 the Company had no capital leases.

        Future minimum payments for operating leases at December 31, 2001 are $552,000 in 2002, $379,000 in 2003, $307,000 in 2004, $151,000 in 2005 and $63,000 thereafter. Rental expense under operating leases was approximately $814,000 in 2001, $760,000 in 2000, and $476,000 in 1999.

9. Long-Term Borrowings

Early Extinguishment of Debt

        On March 8, 2001, the Company retired mortgage notes and capital leases in the aggregate of $8,725,000 from the State of Alabama, City of Bessemer, Alabama and the State of Indiana that had interest rates between 7.5% and 9.0%. An extraordinary charge of $2,185,000 less an income tax benefit of $841,000 was incurred as a result of the early extinguishment of the debt.

Credit Facility

        On March 8, 2001, the Company entered into a new credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company's self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company's purchase of shares in the offer and from the Trust, the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million. Bank fees associated with the Credit Facility totaled $1.6 million. The fees were included in Other Assets and are being amortized over the duration of the Credit agreement. The unamortized balance included in Other Assets at December 31, 2001 was $1.4 million.

9. Long-Term Borrowings (Continued)

        Availability.    Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of 85% of eligible accounts receivable and 50% of eligible inventory. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes. Borrowings under the term loan may be used for general corporate purposes.

        Interest.    Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company's option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin was initially 2.25% for Eurodollar rate (LIBOR) loans and 1.00% for base rate (Prime) loans and after the six month anniversary of the Company's entry into the credit agreement, was to vary from 1.75% to 2.25% for LIBOR rate loans and from 0.50% to 1.00% for base rate loans, and was based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The Company entered into an amendment to the facility in January 2002 that changed the applicable interest rates. See the Amendment to the Credit Facility section for the revised interest rates.

        Maturity and Amortization.    Loans under the term loan and the revolving credit facility were to mature on March 8, 2006. Scheduled repayments of the term loan in quarterly installments of $1,500,000 began on June 30, 2001 and continued through March 8, 2006, with the remaining unpaid balance due on that date. The Company entered into an amendment to the facility in January 2002 that changed the maturity and amortization. See the Amendment to the Credit Facility section for the revised maturity and amortization.

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

Amendment to the Credit Facility

        At the end of the third quarter the Company was not in compliance with certain financial covenants in its credit agreement. Two forbearance agreements were signed with the bank group during the fourth quarter. On January 10, 2002 all parties approved an amendment to the Credit agreement. The modifications to the Credit facility are described below.

        The amendment to the credit facility provides for a revolving facility of up to $35 million until September 29, 2002 reducing effective September 30, 2002 to $32 million until October 30, 2002, and effective October 31, 2002 reducing to $30 million for the duration of the agreement.

        Availability.    Availability under the credit facility remains unchanged from the original agreement and is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of 85% of eligible accounts receivable and 50% of eligible inventory remains unchanged from the original agreement.

        Interest.    Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company's option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 3.50% for Eurodollar rate loans and 1.25% for base rate loans and after the August 15, 2002, will vary from 2.75% to 3.50% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans, and will be based on the Company's ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

        Maturity and Amortization.    Loans under the term loan and the revolving credit facility mature on June 30, 2003. Scheduled repayments of the term loan in monthly installments of $500,000 beginning on January 31, 2002 through December 31, 2002, and $750,000 beginning January 31, 2003 through May 31, 2003 with the remaining unpaid balance of the term loan ($12,250,000) due on June 30, 2003.

        Commitment Reductions and Repayments.    Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds. In addition, all cash on deposit in the Company's bank accounts is now "swept" by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility.

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

        Although EBITDA was positive for the first two months of 2002, it is likely that the Company will not attain the amount of EBITDA required under the amended credit agreement commencing in April 2002 and will breach other financial covenants thereafter. The Company is currently in discussions with its bank lenders to modify certain EBITDA related covenants.

        Total borrowings of the Company at December 31, 2001 and 2000, consisted of the following (in thousands):

	2001	2000
Revolver Loan (prime based)—6.75%(1) due June, 2003	$19,320	—
Revolver Loan (LIBOR)—6.92%(1) due June, 2003	9,000	—
Term Loan—6.93%(1) due June, 2003	22,000	—
Mortgage note—7.5% due 2011	—	$4,899
Mortgage note—7.5% due 2011	—	2,100
Capital lease obligations	—	2,148

Total notes, credit agreement, and capital leases	$50,320	$9,147

Classified in the balance sheet as follows:
Long term debts and other obligations	$50,320	$9,147
Less: Current portion of long-term liabilities	(6,000)	(792)

Long-term debt and other liabilities	$44,320	$8,355

(1)
The interest rates shown in the schedule were in effective as of December 31, 2001. With the amendment to the Credit agreement, the interest rates were 6.75% (prime based) and 5.42% (LIBOR based) for the revolver loans and 5.43% for the term loan. On January 15, 2002 the interest rate for the prime based portion of the revolver loan decreased to 6.00%.

        Aggregate annual payments required on secured debt are $6,000,000 in 2002, $3,750,000 in 2003, and the balance of the debt under the credit facility ($12,250,000 for the term loan) to be paid on June 30, 2003. As part of the credit agreement the Company also has a revolving line of credit. The maximum commitment amount for the revolving line of credit, subject to borrowing base limits, is $35.0 million through September 29, 2002, and dropping to $32.0 million for the period September 30, 2002 through October 30, 2002, and $30.0 million for the period from October 31, 2002 and continuing thereafter until final payment in June, 2003. The Credit agreement also provides for the fees of 0.5% on the unused portion of the revolver loan commitment. This is unchanged in the amendment to the Credit agreement.

        The Company expects to be able to renegotiate extended terms for the credit facility or arrange for new financing arrangements prior to the due date of the loans.

        The obligations under the credit agreement are collateralized by a first priority security interest in substantially all of the Company's assets and are guaranteed by each of its direct and indirect subsidiaries.

10. Stock-Based Compensation Plans

        The Company had two stock option plans at December 31, 2001, the Key Executives' Stock Option Plan ("Executive Plan") and the 1999 Stock Option Plan ("1999 Plan").

        The Executive Plan was approved by the shareholders of the Company on July 12, 1990. This plan provides for granting of non-qualified and incentive stock options, and reserves for the issuance of up to 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price equal to the fair market value at the date of grant, expire in ten years from the date of grant, and vest at a rate of 33.33% per year. At December 31, 2001, there were no options available for grant under this plan, as the time period for option grants under this plan expired on March 6, 2000. At December 31, 2001, 796,800 options were outstanding under this plan.

        The 1999 Plan was approved by shareholders of the Company on May 18, 1999. This plan provides for the granting of non-qualified and incentive stock options, and reserves for the issuance 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price established by the Compensation Committee of the Board of Directors (to date, all options under this plan have been granted at fair market value at date of grant), expire ten years from the date of grant, and vest at a rate of 33.33% per year. At December 31, 2001, 778,467 common shares were available for granting under this plan. At December 31, 2001, 1,640,300 options were outstanding under this plan.

        The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Twelve Months Ended December 31
(In thousands, except per share data)
	2001	2000	1999
Net income/(loss):
As reported	$(1,612)	$22,480	$7,240
Pro forma	$(2,315)	21,534	6,589
Basic EPS:
As reported	$(0.04)	$0.43	$0.14
Pro forma	$(0.05)	$0.41	$0.13
Diluted EPS:
As reported	$(0.04)	$0.42	$0.14
Pro forma	$(0.05)	$0.40	$0.12

        A summary of the status of the Company's option plans for the years December 31, 1999 through December 31, 2001 and changes during the years then ended is presented in the tables below:

	Twelve Months Ended December 31, 2001
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$3.796	2,675
Granted	3.444	610
Exercised	2.134	(173)
Forfeited	3.999	(675)
Expired	—	—

Outstanding at end of period	$3.769	2,437
Exercisable at end of year	$4.224	1,335
Weighted average fair value of options granted	$2.20
	Twelve Months Ended December 31, 2000
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$3.164	2,226
Granted	3.808	1,085
Exercised	1.281	(54)
Forfeited	1.636	(582)
Expired	—	—

Outstanding at end of period	$3.796	2,675
Exercisable at end of year	$4.666	812
Weighted average fair value of options granted	$2.51
	Twelve Months Ended December 31, 1999
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$5.976	1,020
Granted	1.674	1,481
Exercised	—	—
Forfeited	5.567	(275)
Expired	—	—

Outstanding at end of period	$3.164	2,226
Exercisable at end of year	$6.199	281
Weighted average fair value of options granted	$1.10

Weighted Average Assumptions Used in Determining Option Grants

	2001	2000	1999
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	59.31%	57.70%	44.81%
Risk-free interest rates	5.02%	6.38%	6.01%
Expected lives	7.0 years	7.0 years	10.0 years

Stock Options Outstanding and Exercisable

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life (years)
Exercises Prices	# Outstanding At 12/31/01		Weighted-Average Exercise Price	# Outstanding At 12/31/01	Weighted-Average Exercise Price
$1.281-$2.031	706,800	7.75	$1.81	471,200	$1.81
$3.094-$4.250	1,007,000	8.78	$3.52	195,667	$3.57
$5.000-$7.750	723,300	6.29	$6.03	667,767	$6.12

	2,437,100	7.74	$3.77	1,334,634	$4.22

11. Restricted Stock Plan

        The Restricted Stock Plan was approved by the shareholders of the Company on July 30, 1992. The Plan provides for the granting of restricted stock to certain key employees and reserves for issuance of 1,000,000 shares of common stock under the plan.

        The Company had 85,000, 140,000, and 220,840 shares of restricted stock outstanding at December 31, 2001, 2000, and 1999, respectively. These shares have the same dividend and voting rights as other common stock. Restricted stock is considered to be currently issued and outstanding. The cost of the restricted stock, determined as the fair market value of the shares at the date of grant, is expensed ratably over a three to five-year vesting period. Such expense amounted to $271,000 in 2001; $512,000 in 2000; and $487,000 in 1999.

        Restricted stock grants of 40,000 shares, 30,000 shares, and 0 shares were made in 2001, 2000, and 1999, respectively. The weighted average fair value for the restricted stock grants were $3.4375 per share in 2001 and $3.125 per share in 2000.

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

12. Director's Stock Ownership Plan (Continued)

        The Director Plan was first amended by the Board of Directors on May 18, 1999, to require that director's receive their entire annual retainer fee in the form of "Stock Units", which represent the right to receive shares of common stock upon the earlier of the fifth anniversary of the date on which the Stock Units are granted, the termination of the participant's service as a director, or a change in control. The Director Plan was amended to its current form by the Board of Directors on May 11, 2000, reserving up to 500,000 shares of the Company's common stock for issuance under the Director's Plan, and allowing each non-employee director to elect to receive all or part of such director's annual retainer fee and/or meeting fees in the form of stock units under the Director Plan.

        The cost of the stock issued to the directors for the annual retainer is amortized over the appropriate twelve-month period. The cost of the stock issued to the directors for all meetings is expensed in the period that it is issued. The value of the stock is calculated, as the average of the closing prices of the stock for the five preceding days prior to the award of the stock. The number of shares awarded under this plan are 52,442 shares, 68,089 shares, and 90,229 shares in 2001, 2000, and 1999, respectively.

13. Stockholders' Equity

        On September 24, 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open-market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan. As of December 31, 2000 and 1999, 1,149,288 and 1,133,565 shares have been purchased, respectively. Excluding the "Dutch-Auction", no additional shares of stock were purchased by the Company in 2001.

        On April 16, 2001 the Company announced the final results of its "Dutch Auction" self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash. Payment for the shares accepted in the self-tender offer was made on April 17, 2001. In connection with the Company's previously announced stock purchase agreement with the UNR Asbestos Disease Claims Trust (the "Trust"), the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001. The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its new credit facility and cash on hand.

14. Investment in Corporate Joint Venture

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

15. Business Segment Information

        The Company operates in three business segments: Tower Structures, Equipment Enclosures and Construction Services. The segments are managed as strategic business units due to their distinct processes and potential end-user application. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a worldwide sales, marketing and distribution effort. The Equipment Enclosures segment includes a manufacturing plant in Bessemer, Alabama and Casa Grande, Arizona and has a sales, marketing and distribution effort separate from the Tower Structures segment's sales and marketing resources. The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment.

        Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 2. The Company evaluates segment performance based on earnings before interest and taxes. Inter-segment transactions are recorded at prices negotiated between segments.

2001 (in thousands)	Tower Structures Segment	Equipment Enclosures Segment	Construction Services Segment	Inter Segment Sales(2)	Total
Net sales	$91,439	$104,935	$60,454	$(18,693)	$238,135
Earnings (loss) before interest and taxes	(5,967)	4,900	3,869	—	2,802
Depreciation and amortization	3,575	1,236	72	—	4,883
Capital expenditures(1)	10,318	5,009	244	—	15,571
Segment assets	$107,245	$15,397	$10,976	$(1,500)	$132,118
2000 (in thousands)	Tower Structures Segment	Equipment Enclosures Segment	Construction Services Segment	Inter Segment Sales(2)	Total
Net sales	$130,595	$90,862	$56,626	$(24,342)	$253,741
Earnings (loss) before interest and taxes	19,177	13,077	$(723)	—	31,531
Depreciation and amortization	3,609	874	23	—	4,506
Capital expenditures(1)	5,952	8,388	93	—	14,433
Segment assets	$120,804	$35,375	$9,189	$(1,150)	$164,218
1999 (in thousands)	Tower Structures Segment	Equipment Enclosures Segment	Construction Services Segment	Inter Segment Sales(2)	Total
Net sales	$96,765	$45,240	$16,529	$(8,065)	$150,469
Earnings before interest and taxes	6,427	6,868	283	—	13,578
Depreciation and amortization	3,444	634	56	—	4,134
Capital expenditures(1)	3,364	503	41	—	3,908
Segment assets	$88,051	$16,852	$19,194	$(215)	$123,882

(1)
Net of asset dispositions and retirements.

(2)
For purposes of the M,D&A discussion and customer segment revenue discussion below, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

        In 2001, the Tower Structures segment had one customer that accounted for 12% of total segment revenue, or 5% of consolidated net revenues. The Equipment Enclosures segment had three customers that accounted for 51% of total segment revenues, or 23% of consolidated net revenues. The Construction Services segment had two customers that accounted for 59% of total segment revenues, or 15% of consolidated net revenues. In 2000, the Tower Structures segment had one customer that accounted for 24% of total segment revenue, or 12% of consolidated net revenues. The Equipment

Enclosures segment had three customers that accounted for 36% of total segment revenue, or 13% of consolidated net revenues. The Construction Services segment had two customers that accounted for 37% of total segment revenue, or 5% of consolidated net revenues. In 1999, the Tower Structures segment had one customer that accounted for approximately 16% of total segment revenues and 11% of consolidated net revenues. The Equipment Enclosures segment had two customers that accounted for 24% of total segment revenues, or 7% of consolidated net revenues. The Construction Services segment had three customers that accounted for 45% of total segment revenues, or 3% of consolidated net revenues.

        Revenues and long-lived assets are related to U.S. operations, except for Mexico, which had revenues of approximately $11.4 million, $22.3 million, and $3.9 million for the years ended December 31, 2001, 2000, and 1999, respectively, and long-lived assets of $275 thousand, $118 thousand, and $60 thousand as of December 31, 2001, 2000, and 1999, respectively.

16. Export Sales

        Export sales for the years ended December 31, 2001, 2000, and 1999, were $28.2 million, $37.6 million, and $22.1 million, respectively.

17. Commitments and Contingencies

        The Company has a contractual commitment to purchase a total of $1.2 million of zinc at a fixed price from two companies for use in the galvanizing manufacturing process during calendar year 2002. This represents approximately 75% of the anticipated requirements for zinc during 2002.

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

        In some cases, the Company has notified state or federal authorities of a possible need to remedy currently or formerly operated sites. The Company has also been notified by various state and federal governmental authorities that it may be a "potentially responsible party" or otherwise have responsibility with respect to clean-up obligations at certain hazardous and other waste disposal sites that were not owned or operated by the Company. In several such cases, the Company has entered into settlements with the relevant authorities or other parties for immaterial amounts. In other cases, the Company is participating in negotiations for settlement with the relevant authorities or other parties involving currently or formerly operated sites, or has notified authorities that it denies liability for clean-up obligations. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. The Company, after consultation with legal counsel and environmental experts and based on currently available information, believes that the ultimate outcome with respect to all of these sites will not have a material adverse effect on the Company's financial condition or on its results of operations.

18. Quarterly Results of Operations

Unaudited (In thousands, except per share data)	First	Second	Third	Fourth	Year(1)
2001
Net sales	$70,328	$73,468	$53,407	$40,932	$238,135
Gross profit	14,104	16,348	9,023	(956)	38,519
Operating income/(loss)	7,207	9,002	2,918	(16,325)	2,802
Income/(loss) before income taxes and extraordinary charge	7,187	8,134	1,797	(17,553)	(435)
Extraordinary charge for early extinguishment of debt, net of tax benefit of $841	$1,344	—	—	—	$1,344
Net income/(loss)	$3,076	$5,002	$1,142	$(10,832)	$(1,612)
Net income/(loss) per share—basic: Income/(loss) before extraordinary item	$0.08	$0.12	$0.03	$(0.26)	$(0.01)
Extraordinary charge for early extinguishment of debt, net of tax benefit	$(0.02)	—	—	—	$(0.03)
Net income per share—basic	$0.06	$0.12	$0.03	$(0.26)	$(0.04)
Net income/(loss) per share—basic: Income/(loss) before extraordinary item	$0.08	$0.12	$0.03	$(0.26)	$(0.01)
Extraordinary charge for early extinguishment of debt, net of tax benefit	$(0.02)	—	—	—	$(0.03)
Net income per share—basic	$0.06	$0.12	$0.03	$(0.26)	$(0.04)
Market price of common stock:
High	$4.44	$6.38	$6.25	$3.13
Low	$3.19	$3.66	$1.67	$1.66

(1)
Earnings per share information is not additive due to the change (reduction) in the number of shares outstanding during the year as a result of the buy back of shares as part of the "dutch-auction" in the second quarter.
Unaudited (In thousands, except per share data)	First	Second	Third	Fourth	Year(1)
2000
Net sales	$48,231	$63,146	$67,606	$74,758	$253,741
Gross profit	10,648	14,130	15,383	16,314	56,475
Operating income	4,615	7,798	9,222	9,896	31,531
Income before income taxes	4,766	7,925	9,305	9,973	31,969
Net income	$2,967	$5,007	$8,364	$6,142	$22,480
Net income per share—basic	$0.06	$0.09	$0.16	$0.12	$0.43
Net income per share—diluted	$0.06	$0.09	$0.16	$0.11	$0.42
Market price of common stock:
High	$6.22	$4.81	$5.13	$5.38
Low	$2.69	$2.50	$3.88	$3.13

        In connection with the implementation of the Emerging Issues Task Force Issue No. 00-10, the Company reclassified $2.8 million, $3.2 million, $3.7 million and $4.6 million for the 1st, 2nd, 3rd and 4th quarters, respectively, of 2000 from cost of product sold to revenue.

19. Asset Impairments and Restructuring and Other Charges

        In 2000 the Company was experiencing significant growth in demand for its Enclosure products. A significant portion of the growth was coming from the fiber optic segment of the telecommunications industry. The fiber optic segment was experiencing increasing demands for capacity led by Internet based companies. In response to the existing purchase commitments and expected continued increasing demands, the Company purchased and expanded enclosure-manufacturing facilities in Casa Grande, Arizona. In mid 2001 the demand from "Dot Com" and Internet related companies suddenly and severely declined and the requirements for increased fiber optic capacity were curtailed. As a result the telecommunications companies stopped expanding fiber optics capacity, resulting in a decreased demand for enclosures and cancelled orders.

        In late 2001 the Company decided to close the Casa Grande facility. The property at Casa Grande consists of three parcels of land. The first parcel is 15 acres and contains the manufacturing facilities and offices that existed when the property was purchased. The second parcel is 15 acres and contains the manufacturing facilities and offices constructed by the Company. The third parcel is 15 acres and is vacant.

        As of December 31, 2001 the first parcel is considered "held for sale". The remaining parcels are considered "held for use". All three parcels are listed for sale with a commercial real estate firm. The Company anticipates disposal of the first parcel of property during 2002. The Company is reviewing alternatives for the other parcels.

        An appraisal of all of the Casa Grande property was conducted by an independent third party. The entire Casa Grande facility is valued as of December 31, 2001 at $5.7 million after recording an impairment charge of $4.0 million and providing for equipment that will be transferred to other operating units of the Company. The impairment charge is recorded as a general and administrative expense in the Equipment Enclosure business segment.

        In the second half of 2001, the Company also experienced a decline in demand for towers as cellular telecommunication providers slowed the expansion into new service areas. As a result of the decline in tower demand along with the decreased demands for enclosures, the Company chose to reduce costs by eliminating positions and consolidating certain functions. In the fourth quarter the Company recorded restructuring charges in cost of goods sold and SG&A totaling $3.4 million. Of this amount, $1.4 million was paid out in 2001 with the remaining $2.0 million to be paid out during 2002. The reductions in force impacted 60 people including three officers of the Company. In addition to the restructuring charges the Company incurred a curtailment of the Post Retirement Benefits Accrual resulting in a non-cash charge of $0.6 million. This was recorded as a general and administrative expense in the Tower Structures business segment.

        At the end of the third quarter the Company was not in compliance certain financial covenants in its Credit agreement. Two forbearance agreements were signed with the bank group during the fourth quarter. On January 10, 2002, all parties approved an amendment to the Credit agreement. During the fourth quarter the Company incurred bank fees, consulting and legal fees, and other related charges of $1.1 million related to the forbearance agreement and the restructuring of the Credit agreement. This expense is recorded as general and administrative expense in the Tower business segment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Director and Executive Officers of the Registrant.

        See Part I for Item 10 information regarding Executive Officers of the Registrant. The information with respect to the remaining portion of Item 10 is set forth in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 9, 2002 (the "Proxy Statement"), under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" and "Election of Directors", and such information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information with respect to Item 11 is set forth in the Company's Proxy Statement, under the caption "Executive Compensation" (other than that set forth under the sub-captions "Report of the Audit Committee," "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation"), and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The information with respect to Item 12 is set forth in the Company's Proxy Statement, under the caption "Stock Ownership", and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        The information with respect to Item 13 is set forth in the Company's Proxy Statement, in the Table and accompanying footnotes located under the caption "Employment Contracts and Other Agreements", and such information is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)
  1.    Financial Statements:

      The information required by this item is included in Item 8 of this report.

    2.
    The following financial schedules for the years 2001, 2000, and 1999, are submitted herewith:

      Schedule II—Allowance for Doubtful Accounts and Reserve for Obsolete and Excess Inventory.

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
4.4	First Amendment to Credit agreement, dated as of March 28, 2001 (incorporated herein by reference to Exhibit (b)(4) to ROHN's Amendment No. 6 to Schedule TO filed March 28, 2001).
4.5	Second Amendment and Forbearance to Credit Agreement, dated as of October 24, 2001 (incorporated herein by reference to Exhibit 99.1 to ROHN's Form 8-K filed on November 2, 2001).
4.6	Third Amendment and Forbearance to Credit Agreement, dated as of November 19, 2001 (incorporated herein by reference to Exhibit 99.1 to ROHN's Form 8-K filed on November 20, 2001).
4.7	Fourth Amendment and Waiver to Credit Agreement, dated as of January 8, 2002 (incorporated herein by reference to Exhibit 99.3 to ROHN's Form 8-K filed on January 11, 2002).
4.8	Side Letter, dated January 10, 2002 (incorporated herein by reference to Exhibit 99.4 to ROHN's Form 8-K filed on January 11, 2002).
10.1*	UNR Industries, Inc. 1992 Restricted Stock Plan (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1992).
10.2*
Employment Agreement between the Company and David G. Brinker, effective April 10, 2000 (incorporated herein by reference to Exhibit 10.2 to ROHN's Form 10-K for the fiscal year ended December 31, 2000).
10.3*	UNR Industries, Inc. 1994 Executive Stock Purchase Plan (incorporated herein by reference to Exhibit B to ROHN's Proxy Statement, dated October 11, 1994).

10.4*
Change of Control Agreement between the Company and James R. Cote, dated November 30, 1996 (incorporated herein by reference to Exhibit 10.1(a) to ROHN's Form 10-K for the fiscal year ended December 31, 1998).
10.5*	Employment Agreement between the Company and James R. Cote, effective April 7, 2000 (incorporated by reference herein to ROHN's Form 10-Q for the fiscal quarter ended March 31, 2000).
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
10.9*	ROHN Industries, Inc. 1999 Stock Option Plan, as amended November 11, 1999 (incorporated herein by reference to Exhibit 10.9 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.10*
UNR Industries, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1993 (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1993).
10.11*
Form of Indemnification Agreement, between ROHN Industries, Inc. and each of its directors and officers (incorporated herein by reference to Exhibit 10.11 to ROHN's 10-K for fiscal year ended December 31, 2000).
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
10.14*	Employment Agreement between the Company and James F. Hurley, effective June 8, 2000 (incorporated by reference herein to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).
10.15*
Amended and Restated ROHN Industries, Inc. 1994 nonemployee Director Stock Ownership Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2000).
10.16*	Employment Agreement between the Company and Horace Ward, effective December 12, 2000 (incorporated herein by reference to Exhibit 10.16 to ROHN's Form 10-K for fiscal year ended December 31, 2000).

10.17
Contract Amendment No. 7, effective March 20, 2001, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.17 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.18
Contract Amendment No. 1, effective February 25, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.18 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.19
Contract Amendment No. 2, effective February 25, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.19 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.20
Contract Amendment No. 3, effective April 8, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.20 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.21
Contract Amendment No. 4, effective May 10, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.21 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.22
Contract Amendment No. 5, effective July 24, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.22 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.23
Contract Amendment No. 6, effective September 22, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.23 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
11.1	Computation can be determined from this report.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Arthur Andersen LLP
99.1	Cautionary statement regarding risks and uncertainties relating to our forward-looking statements.

        Exhibits marked with an "*" indicate the exhibit is a management contract or compensatory plan or arrangement.

  (b)
  Reports on Form 8-K

    On October 18, 2001 the Company filed a report on Form 8-K, reporting under Items 5 and 7. The Form 8-K also included as an exhibit a press release issued October 17, 2001 related to it third quarter results.

    On November 2, 2001 the Company filed a report on Form 8-K, reporting under Item 7. The Form 8-K included as an exhibit a Forbearance Agreement, dated as of October 24, 2001, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein.

    On November 19, 2001 the Company filed a report on Form 8-K, reporting under Items 5 and 7. The Form 8-K also included as exhibits press releases issued November 14, 2001 and November 19, 2001 related to the replacement of its Chief Financial Officer.

    On November 20, 2001 the Company filed a report on Form 8-K, reporting under Item 7. The Form 8-K included as an exhibit a Forbearance Agreement, dated as of November 19, 2001, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein.

  (c)
  Exhibits—See section (a) above.

  (d)
  None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 1, 2002	/s/ BRIAN B. PEMBERTON Brian B. Pemberton Chief Executive Officer, President, Secretary & Director
April 1, 2002	/s/ MICHAEL E. LEVINE Michael E. Levine Director, Chairman Of The Board
April 1, 2002	/s/ STEPHEN E. GORMAN Stephen E. Gorman Director
April 1, 2002	/s/ JOHN H. LAERI, JR. John H. Laeri, Jr. Director
April 1, 2002	/s/ GENE LOCKS Gene Locks Director
April 1, 2002	/s/ JORDAN RODERICK Jordan Roderick Director
April 1, 2002	/s/ ALAN SCHWARTZ Alan Schwartz Director
April 1, 2002	/s/ JEFF JABLONSKI Jeff Jablonski Treasurer, Director of Taxation, Principal Accounting Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ROHN Industries, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, included in this Form 10-K, and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental Allowance for Doubtful Accounts Schedule Included in Part IV, Item 14(d) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Chicago, Illinois
February 16, 2000

Schedule II

Allowance for Doubtful Accounts (In Thousands)

        Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

	2001	2000	1999
Balance—beginning of year	$1,710	$1,246	$1,200
Add (deduct)
—Provision charged to income	2,142	823	245
—Bad debts written-off	(681)	(784)	(543)
—Recoveries and other	1	425	344

Balance—end of year	$3,172	$1,710	$1,246

Reserve for Obsolete and Excess Inventory (In Thousands)

        Changes in the reserve for obsolete and excess inventory account for the three years ended December 31 are as follows:

	2001	2000
Balance—beginning of year	$1,596	$2,244
Add (deduct)
—Provision charged to income	2,746	401
—Inventory disposals	(256)	(1,049)

Balance—end of year	$4,086	$1,596

QuickLinks

Documents Incorporated by Reference
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Additional Item: Executive Officers of the Registrant
PART II
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
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ROHN INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (in thousands except for per share data)
ROHN INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
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
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
Schedule II