Form 10-Q
period 2002-03-31
ROHN INDUSTRIES INC
filed 2002-05-15
CIK 315641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes  ☒  No ☐

Shares Outstanding as of May 10, 2002

Common Stock $.01 par value	40,848,814

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001

Net sales	$29,304	$70,328
Cost of products sold	25,521	56,636
Gross profit	3,783	13,692
Operating expenses:
Selling expenses	1,432	2,304
General and administrative expenses	2,730	4,181
Total Operating Expense	$4,162	$6,485

Operating (loss) / income	$(379)	7,207

Interest income	21	242
Interest expense	845	262
(Loss) / income before income taxes and extraordinary item	(1,203)	7,187

Income tax (benefit) / provision	(463)	2,767

(Loss) / income before extraordinary item	(740)	4,420
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	—	(1,344)
Net (loss) / income	$(740)	$3,076

Earnings per share
Basic:
(Loss) / Income before extraordinary item	$(.02)	$.08
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	(.02)
Net (loss) / income	$(.02)	$.06

Diluted:
(Loss) / income before extraordinary item	$(.02)	$.08
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	(.02)
Net (loss) / income	$(.02)	$.06

Weighted average number of shares outstanding:
Basic	40,963	52,872
Diluted	41,061	53,337

The accompanying notes are an integral part of these statements.

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002 (unaudited)	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,390	$1,711
Accounts, notes and other receivables, less allowance for doubtful accounts of $3,069 in 2002 and $3,172 in 2001	33,340	39,006
Inventories	28,932	31,579
Prepaid Income Taxes	3,509	2,835

Current deferred income taxes	5,237	5,370
Prepaid expenses	1,434	1,087
Total Current Assets	73,842	81,588
Plant and equipment, net	42,267	43,118
Other assets	5,350	5,326
Long term assets of discontinued operations	2,086	2,086
Total Assets	$123,545	$132,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term liabilities	$6,750	$6,000
Accounts payable	9,246	12,911
Accrued liabilities and other	9,206	12,251
Deferred revenue	5,907	2,074
Liabilities of discontinued operations	167	168
Total Current Liabilities	$31,276	$33,404
Long-Term Debt and other obligations	38,150	44,320
Nonpension post retirement benefits	3,999	3,854
Total Liabilities	$73,425	$81,578
Stockholders’ Equity:
Common Stock, $0.01 par value—80,000 shares authorized—40,849 and 40,799 shares issued and outstanding in 2002 and 2001	412	412
Capital Surplus	13,747	13,731
Retained earnings	39,267	40,249
Accumulated other comprehensive loss	(790)	(976)
Less—Treasury stock, 380 and 430 shares in 2002 and 2001, at cost	(2,384)	(2,691)
—Unearned portion of restricted stock	(132)	(185)
Total Stockholders’ Equity	$50,120	$50,540
Total Liabilities and Stockholders’ Equity	$123,545	$132,118

The accompanying notes are an integral part of these statements

ROHN Industries, Inc, and Subsidiaries

Statement of Changes in Stockholders' Equity

(in thousands)

(unaudited)

								Accumulated
	Common Stock				Treasury Stock			Other	Total
	Shares		Paid In	Retained			Restricted	Comprehensive	Stockholder’s
	Issued	Amount	Capital	Earnings	Shares	Amount	Stock	(loss) / income	Equity

Balance as of December 31, 2001	41,229	412	13,731	40,249	(430)	(2,691)	(185)	(976)	50,540

Comprehensive (loss) / income:
Net (loss)				(740)					(740)
Gain / (loss) on derivative instrument, net of tax benefit of $116				0				186	186
Total comprehensive (loss) / income				(740)				186	(554)

Amortization of Restricted Shares							53		53
Director’s Stock Plan			7						7
Stock Options Exercised				(242)	50	307			65
Stock Options Tax Benefit			9						9

Balance as of March 31, 2002	41,229	412	13,747	39,267	(380)	(2,384)	(132)	(790)	50,120

								Accumulated
	Common Stock				Treasury Stock			Other	Total
	Shares		Capital	Retained			Restricted	Comprehensive	Stockholder’s
	Issued	Amount	Surplus	Earnings	Shares	Amount	Stock	(loss)/income	Equity

Balance as of December 31, 2000	53,412	534	13,180	93,998	(596)	(3,659)	(362)		103,691

Net Income				3,076					3,076
Amortization of Restricted Shares							101		101
Director’s Stock Plan			21						21
Stock Options Exercised	7		9						9
Stock Options Tax Benefit			6						6

Balance as of March 31, 2001	53,419	534	13,216	97,074	(596)	(3,659)	(261)	0	106,904

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Three Months Ended
	March 31 2002	March 31 2001

Cash Flows from Operating Activities:
Net (loss) / income	$(740)	$3,076
Adjustments for non-cash items included in net income:
Depreciation and amortization	1,319	1,075
Restricted stock earned	53	100
Provision for doubtful accounts	20	54
Provision for excess and obsolete inventory	—	12
Extraordinary charge from early extinguishment of debt	—	1,344
Non-pension post retirement benefits	145	195
Other non-cash items	9	6
Increase and decrease in operating requirements:
Accounts receivable	5,646	(2,703)
Inventories	2,647	2,085
Prepaid income taxes	(674)	(376)
Prepaid expenses	(340)	(384)
Deferred income taxes	16	—
Deferred revenue	3,833	4,352
Accounts payable	(2,275)	(10,185)
Accrued liabilities and Other	(2,742)	1,113
Net discontinued operations	(1)	(25)
Other	5	(2)
Net cash provided by / (used in) operating activities	$6,921	$(263)

Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds	(212)	(7,044)
Capitalized software	(92)	(154)
Other	—	43
Net cash used in investing activities	$(304)	$(7,155)

Cash Flows from Financing Activities:
Repayment of term loan / long term debt	(1,000)	(294)
Net repayment of revolver debt	(4,420)	—
Early extinguishment of debt	—	(10,911)
Capitalized tender offer transaction costs	—	(672)
Proceeds from issuance of debt, net of issuance costs	—	9,699
Capitalized bank fees	(193)	—
Increase in bank overdrafts	(1,390)	—
Issuance of common stock, including treasury shares reissued	65	15
Net cash used in financing activities	$(6,938)	$(2,163)
Net (decrease)/increase in cash and cash equivalents	(321)	(9,581)
Cash and cash equivalents, beginning of period	1,711	19,081
Cash and cash equivalents, end of period	$1,390	$9,500

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$668	$262
Income taxes	$19	$4

The accompanying notes are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)           Basis of Reporting for Interim Financial Statements

The Company, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited financial statements included herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month period ended March 31, 2002 and 2001.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2)           Revenue Recognition

The Company’s products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when product is shipped. From time to time, the Company’s customers request the Company to retain possession of products they have ordered due to construction delays caused by weather, zoning approvals and other circumstances.  In these situations the Company recognizes revenue for its Tower Structures segment and Equipment Enclosures segment prior to the time a product is shipped if each of the following conditions is met:

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

Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for a project are capitalized into inventory until the project is complete, at which time the revenue and corresponding costs on the project are then recognized. With the Company’s entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2001, the percentage of completion method was utilized on the Central Missouri State University 2,000 foot tall tower project. For the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition.  Each site for the project has a number of milestones including engineering, materials, and construction.  Revenue, and the associated costs, are recognized upon the completion of each milestone for each site.

The Equipment Enclosures segment also produces “multi-wide” enclosures.  Multi-wide enclosures require a significant installation process at the site.  In this situation revenue is recognized on the percentage of completion method with each site considered a separate earnings process.  The revenue associated with the manufacture of the modules is recognized when the enclosure modules have been manufactured, are available for shipment and the title and risk of loss have passed to the customer. The revenue associated with the installation is recognized when the enclosure installation is complete and the site has been accepted by the customer.  Gross margin is recognized proportionately with the revenue based on the estimated average gross margin percentage of the total site (manufacture and installation).

(3)           Principles of Consolidation

The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries (“ROHN” or the “Company”).  All significant inter-company transactions have been eliminated in consolidation

(4)           Net Income Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share were calculated by including the effect of all dilutive securities.  For the three months ended March 31, 2002 and 2001, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 98,000 and 510,000, respectively. The Company had outstanding stock options as of March 31, 2002 and 2001 of 2,945,300 and 1,405,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)           Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	March 31, 2002	December 31, 2001

Finished goods	$17,179	$19,689
Work-in-process	6,635	5,874
Raw materials	5,118	6,016
Total Inventories	$28,932	$31,579

(6)           New Accounting Standards

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

(7)           Business Segment Information

The Company operates in three business segments:  Tower Structures, Equipment Enclosures and Construction Services.  The segments are managed as strategic business units due to their distinct processes and potential end-user application.  The Tower Structures segment includes manufacturing plants in Peoria, Illinois and

Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort.  The Equipment Enclosures segment includes manufacturing plants in Bessemer, Alabama and Casa Grande, Arizona (the Casa Grande facility was idled at the end of 2001) and has a sales, marketing and distribution effort separate from the Towers Structures segment’s sales and marketing resources.  The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares a sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those followed by the Company.  The Company evaluates segment performance based on earnings before interest and taxes.  Inter-segment transactions are recorded at prices negotiated between segments.

For the three months ended March 31, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total

2002
Net sales	$14,703	$6,588	$10,189	$(2,176)	$29,304
Operating (loss) / income	(1,129)	(430)	930	250	(379)
Depreciation and amortization	1,083	224	12		1,319
Capital expenditures (2)	304	0	0		304
Segment assets at March 31, 2002	$98,107	$12,922	$13,766	$(1,250)	$123,545

2001
Net sales	$23,043	$39,078	$12,873	$(4,666)	$70,328
Operating income / (loss)	1,511	5,906	(210)		7,207
Depreciation and amortization	820	249	6		1,075
Capital expenditures (2)	3,649	3,512	37		7,198
Segment assets at December 31, 2001	$107,245	$15,397	$10,976	$(1,500)	$132,118

(1)          For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2)          Net of asset dispositions and retirements.

(8)           Debt

On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company’s self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company’s purchase of shares in the offer and from the UNR Asbestos Disease Claims Trust (the “Trust”), the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.  Bank fees associated with the initial credit facility totaled $1.6 million.  The bank fees associated with the amended credit agreement totaled $0.2 million.  The fees were included in Other Assets and are being amortized over the duration of the credit agreement.  The unamortized balance included in Other Assets at March 31, 2002 was $1.3 million.

At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement.  Two forbearance agreements were signed with the bank group during the fourth quarter.  On January 10, 2002 all parties approved an amendment to the credit agreement.  The amendment provides for a revolving facility of up to $35 million until September 29, 2002.  Effective September 30, 2002 this facility will be reduced to $32 million until October 30, 2002, and effective October 31, 2002 it will be further reduced to $30 million until the maturity of the credit facility on June 30, 2003. The terms of the credit agreement summarized below reflect the modifications made by the January 2002 amendment.

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

Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 3.50% for Eurodollar rate loans and 1.25% for base rate loans and after the August 15, 2002 will vary from 2.75% to 3.50% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans, and will be based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on June 30, 2003. Scheduled repayments of the term loan consist of monthly installments of $500,000 from January 31, 2002 through December 31, 2002, and $750,000 from January 31, 2003 through May 31, 2003 with the remaining unpaid balance of the term loan ($12,250,000) due on June 30, 2003.

Commitment Reductions and Repayments.  Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds. In addition, all cash on deposit in the Company’s bank accounts is now “swept” by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility.

Security and Guarantees.  The obligations under the credit agreement are secured by a first priority security interest in substantially all of the Company’s assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

Covenants.  The credit agreement contains customary restrictive covenants, which, among other things and with exceptions, limit the Company’s ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company’s business. The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non–guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

The Company’s fixed charge coverage ratio covenant provides that the Company’s ratio of EBITDA to fixed charges may not be less than 0.35 to 1.00 as of the end of the fiscal quarter ended March 31, 2002, 0.75 to 1.00 as of the end of the two consecutive fiscal quarters ended June 30, 2002, 0.85 to 1.00 as of the end of the three consecutive fiscal quarters ended September 30, 2002, 0.90 to 1.00 as of the end of the twelve month period ended December 31, 2002 and  1.00 to 1.00 as of the end of the twelve month period ended March 31, 2003.  Fixed charges includes amounts paid by the company for interest expense, capital leases, principal debt repayments, capital expenditures, taxes paid and dividends paid.  The Company’s EBITDA to fixed charges ratio at the end of the first quarter as calculated for purposes of this covenant was 0.41 to 1.00, which complied with the covenant.

The Company’s net worth covenant provides that the Company’s net worth may not at any time be less than $78.4 million less the reduction to shareholders equity of the Company directly resulting from the purchase of shares in the dutch-auction plus the fees associated with the repurchase of shares in the dutch-auction and the associated credit agreement plus 75% of the Company’s consolidated net income for that fiscal quarter (if the Company had positive net income during that quarter).  This net worth covenant required a minimum net worth as of March 31, 2002 of $49.1 million.  The Company’s net worth as of that date, as calculated for purposes of this covenant, was $50.1 million, which complied with the covenant.

The Company’s Total Debt to EBITDA Ratio provides that the Company’s ratio of EBITDA to the aggregate outstanding principal amount of all debt of the Company and its subsidiaries not be greater than 3.25 to 1.00 for the four consecutive fiscal quarters ended March 31, 2002, greater than 6.70 to 1.00 for the four consecutive fiscal quarters ended June 30, 2002, 6.60 to 1.00 for the four consecutive fiscal quarters ended September 30, 2002, 3.45 to 1.00 for the four consecutive fiscal quarters ended December 31, 2002, and 3.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2003.  The Company’s Total Debt to EBITDA Ratio at March 31, 2002, as calculated for purposes of this covenant,  was 3.13 to 1.00, which complied with the covenant.

The Company’s EBITDA covenant required a minimum EBITDA of ($0.25) million as of January 31, 2002, $0.3 million as of the end of the two consecutive months ended February 28, 2002, $1.0 million as of the end  of the three consecutive months ended March 31, 2002, $2.5 million as of the end of the four consecutive months ending April 30, 2002, and continuing to escalate on a monthly basis throughout the duration of the credit agreement.

Although EBITDA, as calculated under the credit agreement, was $1.1 million through the first quarter 2002, the Company was not in compliance with its covenant related to minimum EBITDA as of the end of April 2002.  On April 30, 2002, the Company entered into a Forbearance Agreement with its bank group.  Under the Forbearance Agreement, the lenders agreed to forbear until May 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4%.  The Company and its bank lenders continue to negotiate amendments to the credit agreement that would revise the EBITDA covenant and other provisions of the agreement.  If the Company is not able to reach agreement with its bank lenders on or before May 31, 2002, regarding these amendments and a related waiver of the default, or the forbearance period is not extended, the lenders will, following that date, be able to exercise any and all remedies they may have under the credit agreement in the event of a default.  These remedies include terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement and foreclosing upon their collateral.

(9)           Severance Expense

In the fourth quarter 2001, as part of separation agreements with certain employees impacted by the Company’s reduction in work force, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.4 million of this reserve was paid out for salary and benefits in the first quarter 2002, resulting in a severance reserve balance as of March 31, 2002 of $0.6 million.  The remaining reserve will be paid out in 2002.  There was no additional severance expense recorded in the first quarter 2002.

(10)         Derivative Instruments and Hedging Activity

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. The Company adopted these new standards effective in 1999 and 2001, respectively, although the adoption did not have a material effect on the Company’s financial statements as the Company did not historically enter into these types of transactions in the normal course of business.

Derivative Instruments and Hedging Activities – Business Perspective  The Company’s “Risk Management Policy” (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Historically, however, the Company has not experienced material fluctuations in results or cash flows due to foreign currency exchange rates or interest rates and has not entered into derivative instruments or other hedging activities to manage these risks. Risk management practices including the use of financial derivative instruments, must be presented to the Audit Committee of the Board of Directors before any action can be taken.

Interest Rate Risk On March 8, 2001, the Company entered into a new credit facility which required quarterly interest payments at a floating rate of interest. The credit agreement required the Company to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility. On April 18, 2001, the Company entered into a floating-to-fixed interest rate swap on a notional amount of $30 million. The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment. The swap agreement is 100% effective and, thus, no amount has been recognized in current earnings for the quarter for ineffectiveness and no amount of the loss on the swap was excluded from the assessment of hedge effectiveness. As of March 31, 2002, $0.4 million of deferred losses (net of tax benefit) included in equity (“Accumulated Other Comprehensive Loss”) is expected to be reclassified to current earnings (“Interest Expense”) over the next twelve months. No hedges were discontinued during the quarter ended March 31, 2002.

Accounting Policy The swap is recognized on the balance sheet at fair value. On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid. Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.

(11)         Subsequent Events

The Company disclosed in its Form 10-K for 2001 that it was experiencing difficulty in obtaining bonds required to secure a portion of the anticipated new contracts of its construction and installation business.  On April 16, the Company entered into a bonding arrangement that is expected to satisfy the Company’s bonding needs through the end of 2002.

On May 1, 2002 the Company announced the appointment of Alan R. Dix as Chief Financial Officer and Secretary effective May 13 replacing Bruce C. Paul, who had served as interim Chief Financial Officer since November 2001.

The Company has begun the testing and, if necessary, the repair of internal flange poles that it has manufactured and sold since 1999.  The Company recently learned that one of its customers had an internal flange pole that collapsed.  The potential issue relates to a welding operation that was used in the manufacture of the poles.  In the first quarter, the Company took a charge of $0.4 million for warranty expense to cost of sales in the Tower segment.  Based on information learned since the end of the first quarter relating to the issue, the Company took an additional charge of $2.7 million in April.  The Company believes that this $3.1 million charge will have a significant, adverse effect on the Company's financial results for fiscal year 2002.  Although the Company believes that this issue will not cost the company more than $3.1 million, it is possible that the total cost will exceed this amount.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three months periods ended March 31, 2002 and 2001.  These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

	For the Three Months Ended March 31,
	2002	2001

Net sales	100.0%	100.0%
Cost of products sold	87.1	80.5
Gross profit	12.9	19.5
Selling, general & administrative expense	14.2	9.2
Operating (loss) / income	(1.3)	10.3
Interest income	0.1	0.3
Interest expense	2.9	0.4
(Loss) / income before income taxes and extraordinary item	(4.1)	10.2
Income tax benefit / (provision)	1.6	(3.9)
(Loss) / income before extraordinary item	(2.5)	6.3
Extraordinary charge from early extinguishment of debt, net of tax benefit	—	(1.9)
Net (loss) / income	(2.5)%	4.4%

For the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Net sales for the first quarter ended March 31, 2002 were $29.3 million compared to $70.3 million in the first quarter of 2001, a decrease of $41.0 million or 58.3%.  The decrease in sales by business segment was as follows:

For the three months ended March 31, (Dollars in thousands)	2002	2001	Dollar (Decrease)	Percentage (Decrease)

Tower Structures	$14,703	$23,043	$(8,340)	(36.2)%
Equipment Enclosures	6,588	39,078	(32,490)	(83.1)%
Construction Services	8,013	8,207	(194)	(2.4)%
Total	$29,304	$70,328	$(41,024)	(58.3)%

The decrease in sales in the Tower Structures segment was primarily the result of reduced demand from the build-to-suit industry.  The decrease in sales in the Equipment Enclosures segment was primarily due to reduced fiber-optic sales.  Construction segment sales are down slightly from the prior year due to lower revenue in Mexico.  In late 2001, ROHN de Mexico began construction of turnkey sites for American Tower Corporation Mexico. Revenue on turnkey construction projects is recognized when work on the site is completed.  Deferred revenue associated with the Mexico projects was $4.3 million and $0.0 million in the first quarter 2002 and 2001, respectively.  The Company anticipates continued softening in sales demand through at least the end of 2002.

Gross profit for the first quarter of 2002 was $3.8 million versus $13.7 million in the first quarter of 2001, a decrease of $9.9 million or 72.4%.  The decrease in gross profit was mainly attributable to the decrease in sales.  As a percentage of sales, gross profit was 12.9% for the first quarter of 2002 compared to 19.5% for the same period a year ago. The decline in gross profit in the first quarter of 2002 as compared to the first quarter of 2001 primarily resulted from lower sales prices and lower production rates that effectively absorb less fixed costs. This decline in gross profit was partially offset by increases in the construction division gross profit margin as discussed below.  The Company anticipates gross profit to be lower than gross profit attained in fiscal year 2001and consistent with the first quarter performance (excluding the $2.7 million warranty expense accrual charge in April 2002 for the internal flange pole testing and repair) through at least the end of 2002 as a result of continued price competition and under absorption of overhead costs.

Gross profit for the fourth quarter of 2001, adjusted for the elimination of one-time charges for inventory reserves and reductions in work force, was $2.6 million or 6.4% of revenue.  The improvement in the first quarter of 2002 of $1.2 million or 46.2% is primarily due to restructuring of the Company’s organization and tight cost controls.  The improvement quarter to quarter was achieved despite a decrease in revenue of $11.6 million from $40.9 million in the fourth quarter 2001 to $29.3 million in the first quarter 2002 or 28.4%.

Gross profit margin for the Company’s Tower Structures segment was 15.3% for the first quarter of 2002 versus 25.2% for the same quarter in 2001 and 6.6% for the fourth quarter 2001 (adjusted for elimination of one-time charges for inventory reserves and restructuring).  Gross profit margin for the Company’s Tower Structures segment in the first quarter 2002 compared to a year earlier was negatively impacted by lower sales prices and by lower production rates that effectively absorb less fixed costs.  The improvement in the first quarter 2002 over the fourth quarter 2001 was primarily due to a restructuring of the Company’s organization and tight cost controls.

Gross profit margin for the Company’s Equipment Enclosures segment was a negative 2.1% for the first quarter of 2002 versus 18.0% for the same period in 2001 and a negative 1.7% for the fourth quarter 2001 (adjusted for elimination of one-time charges for inventory reserves and restructuring).  Equipment Enclosure gross profit margin decreased in the first quarter of 2002 compared to a year earlier as a result of reduced fiber-optic sales, which typically have a higher margin than other Equipment Enclosure sales, as well as lower production rates which result in less fixed cost absorption.  Also, the first quarter of 2002 included a charge for warranty expense for specific shelters that negatively impacted the gross profit margin by 2.1percentage points.  The first quarter also included $0.2 million of expense for the idled Casa Grande facility.  Excluding the one time warranty charge and the expense associated with the Casa Grande facility, the Equipment Enclosures segment gross profit margin was 3.6%.

Gross profit margin for the Company’s Construction Services segment was 20.8% for the first quarter of 2002 versus 10.1% for the same period in 2001 and 13.4% for the fourth quarter 2001 (adjusted for elimination of one-time charges for restructuring).   Gross profit margin for the first quarter 2002 was positively impacted by 6.5 percentage points due to the payment of an incentive award for the Commonwealth of Pennsylvania project.  The gross margin for 2001 has been restated to reflect professional services for the Commonwealth of Pennsylvania project recorded as cost of sales rather than SG&A expense to be consistent with the presentation of these expenses in 2002.  This adjustment negatively impacted gross margin by 5.0 and 4.4 percentage points in the first quarter and fourth quarter 2001, respectively.

Selling, general and administrative (“SG&A”) expenses were $4.2 million in the first quarter of 2002 versus $6.5 million in the first quarter of 2001, a decrease of $2.3 million, or 35.4%. As a percentage of sales, SG&A expenses were 14.2% of sales for the first quarter 2002 versus 9.2% for the quarter ended March 31, 2001.  The first quarter 2001 has been restated moving professional expenses for the Commonwealth of Pennsylvania project from SG&A to cost of sales to be consistent with the presentation of these expenses in 2002.  This positively impacted SG&A expense by 0.6 percentage points as a percent of revenue in the first quarter of 2001.

In the fourth quarter 2001, as part of the separation agreements with certain employees impacted by the reductions in work force, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.4 million of this reserve was paid out for salary and benefits in the first quarter 2002 resulting a severance reserve balance as of March 31, 2002 of $0.6 million.  The remaining reserve will be paid out in 2002.  There was no additional severance expense recorded in the first quarter 2002.

The Company has begun the testing and, if necessary, the repair of internal flange poles that it has manufactured and sold since 1999.  The Company recently learned that one of its customers had an internal flange pole that collapsed.  The potential issue relates to a welding operation that was used in the manufacture of the poles.  In the first quarter, the Company took a charge of $0.4 million for warranty expense to cost of sales in the Tower segment.  Based on information learned since the end of the first quarter relating to the issue, the Company took an additional charge of $2.7 million in April.  The Company believes that this $3.1 million charge will have a significant, adverse effect on the Company's financial results for fiscal year 2002.  Although the Company believes that this issue will not cost the company more than $3.1 million, it is possible that the total cost will exceed this amount.

Basic and diluted earnings per share in the first quarter of 2002 were a loss of $0.02 as compared to basic and diluted earnings per share of $0.06 in the first quarter of 2001.  Earnings per share in the first quarter of 2001 included the effect of the extraordinary charge for the early extinguishment of debt, net of tax benefit, of $0.02 per basic and diluted share.

Liquidity and Capital Resources

The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)

March 31, 2002

December 31,2001

Cash	$1,390	$1,711
Working capital	42,566	48,184
Total debt	44,900	50,320
Current ratio	2.36 : 1	2.44 : 1

At March 31, 2002, the Company had $44,900 in long-term indebtedness.  See “Credit Facility” below.

Sources of Liquidity

The Company’s principal sources of liquidity are cash from operations, borrowing under our revolving credit facility and cash on hand.  Net cash provided by operating activities in the first three months of 2002 increased by $7.2 million to $6.9 million, from ($0.3) million for the first three months of 2001.  This increase in cash provided was primarily attributable to decreases in inventory and accounts receivable in the first three months of 2002 compared to an increase in accounts receivable and a decrease in inventory in the first three months of 2001.  In both 2002 and 2001, the cash flow generated by the reduction on gross working capital was partially offset by a decrease in accounts payable.

Based on the financial covenants in the Company’s credit agreement and the applicable borrowing base test under our credit agreement, as of March 31, 2002, we had $2.2 million of availability under our revolving credit facility as compared to $33.7 million of availability under that facility as of March 31, 2001.  Even though there is $2.2 million in availability under the revolving facility, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement.  During the first quarter 2002, the Company borrowed a total aggregate amount of $23.9 million under its revolving credit facility compared to a total aggregate amount of $11.3 million that the Company borrowed under that facility during the first quarter of 2001.

As of March 31, 2002, the Company had $1.4 million of cash and marketable securities on hand, as compared to $9.5 million of cash and marketable securities on hand as of March 31, 2001.

Uses of Liquidity

The Company’s principal uses of liquidity are working capital purposes, capital expenditures and debt service requirements.  During the first quarter 2002, the Company’s capital expenditures totaled $0.3 million.  The primary capital expenditures made by the Company during the first quarter 2002 were the completion of the implementation of automated welding equipment initiated in 2001 and continued development of proprietary engineering software for tower design.  This compared to capital expenditures of $7.2 million during the first quarter of 2001.  The Company’s capital expenditures made during the first quarter 2001 were primarily made in connection with the start-up and expansion of the Company’s manufacturing facility in Casa Grande, Arizona and the Company’s new tapered steel pole facility in Peoria, Illinois.  As of March 31, 2002, the Company had minimal capital expenditure commitments.

During the first quarter 2002, the Company made payments in respect of its credit facility in a total aggregate amount of $6.1 million, which included $5.4 million of principal payments and payments of $0.7 million of interest.  For more information regarding the Company’s future debt service obligations see the table below entitled “Total Contractual Obligations.”

Factors Effecting Liquidity

The primary factors effecting the Company’s ability to generate cash from operations is its ability to market and sell its products, maintain the prices of its products, minimize costs and realize operational efficiencies.

The Company’s ability to borrow under its revolving credit facility depends on the amount of its borrowing base and its compliance with all financial and other covenants contained in the agreement.  For a further discussion of the borrowing base and financial covenants in the Company’s credit agreement see “Credit Facility” below.

The Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will be sufficient to meet its currently anticipated liquidity requirements through the end of June 2002.  Thereafter, if the Company is not able to generate substantially more cash from operations, obtain additional debt financing or equity financing or generate cash through asset sales or other means, and the Company is not able to substantially reduce it cash needs, it is unlikely that the Company will be able to satisfy its anticipated liquidity requirements.  The Company’s failure to meet its liquidity requirements would likely have a material adverse effect upon the Company.

Credit Facility

On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company’s self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company’s purchase of shares in the offer and from the UNR Asbestos Disease Claims Trust (the “Trust”), the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.  Bank fees associated with the initial credit facility totaled $1.6 million.  The bank fees associated with the amended credit agreement totaled $0.2 million.  The fees were included in Other Assets and are being amortized over the duration of the credit agreement.  The unamortized balance included in Other Assets at March 31, 2002 was $1.3 million.

At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement.  Two forbearance agreements were signed with the bank group during the fourth quarter.  On January 10, 2002 all parties approved an amendment to the credit agreement.  The amendment provides for a revolving facility of up to $35 million until September 29, 2002.  Effective September 30, 2002 this facility will be reduced to $32 million until October 30, 2002, and effective October 31, 2002 it will be further reduced to $30 million until the maturity of the credit facility on June 30, 2003. The terms of the credit agreement summarized below reflect the modifications made by the January 2002 amendment.

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

Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 3.50% for Eurodollar rate loans and 1.25% for base rate loans and after the August 15, 2002 will vary from 2.75% to 3.50% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans, and will be based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.

Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on June 30, 2003. Scheduled repayments of the term loan consist of monthly installments of $500,000 from January 31, 2002 through December 31, 2002, and $750,000 from January 31, 2003 through May 31, 2003 with the remaining unpaid balance of the term loan ($12,250,000) due on June 30, 2003.

Commitment Reductions and Repayments.  Subject to some exceptions, the Company is required to make mandatory prepayments in connection with receipt of proceeds of various insurance awards, asset sales, or equity sale proceeds and debt issuance proceeds. In addition, all cash on deposit in the Company’s bank accounts is now “swept” by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility.

Security and Guarantees.  The obligations under the credit agreement are secured by a first priority security interest in substantially all of the Company’s assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

Covenants.  The credit agreement contains customary restrictive covenants, which, among other things and with exceptions, limit the Company’s ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company’s business. The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non–guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

The Company’s fixed charge coverage ratio covenant provides that the Company’s ratio of EBITDA to fixed charges may not be less than 0.35 to 1.00 as of the end of the fiscal quarter ended March 31, 2002, 0.75 to 1.00 as of the end of the two consecutive fiscal quarters ended June 30, 2002, 0.85 to 1.00 as of the end of the three consecutive fiscal quarters ended September 30, 2002, 0.90 to 1.00 as of the end of the twelve month period ended December 31, 2002 and  1.00 to 1.00 as of the end of the twelve month period ended March 31, 2003.  Fixed charges includes amounts paid by the company for interest expense, capital leases, principal debt repayments, capital expenditures, taxes paid and dividends paid.  The Company’s EBITDA to fixed charges ratio at the end of the first quarter as calculated for purposes of this covenant was 0.41 to 1.00, which complied with the covenant.

The Company’s net worth covenant provides that the Company’s net worth may not at any time be less than $78.4 million less the reduction to shareholders equity of the Company directly resulting from the purchase of shares in the dutch-auction plus the fees associated with the repurchase of shares in the dutch-auction and the associated credit agreement plus 75% of the Company’s consolidated net income for that fiscal quarter (if the Company had positive net income during that quarter).  This net worth covenant required a minimum net worth as of March 31, 2002 of $49.1 million.  The Company’s net worth as of that date, as calculated for purposes of this covenant, was $50.1 million, which complied with the covenant.

The Company’s Total Debt to EBITDA Ratio provides that the Company’s ratio of EBITDA to the aggregate outstanding principal amount of all debt of the Company and its subsidiaries not be greater than 3.25 to 1.00 for the four consecutive fiscal quarters ended March 31, 2002, greater than 6.70 to 1.00 for the four consecutive fiscal quarters ended June 30, 2002, 6.60 to 1.00 for the four consecutive fiscal quarters ended September 30, 2002, 3.45 to 1.00 for the four consecutive fiscal quarters ended December 31, 2002, and 3.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2003.  The Company’s Total Debt to EBITDA Ratio at March 31, 2002, as calculated for purposes of this covenant,  was 3.13 to 1.00, which complied with the covenant.

The Company’s EBITDA covenant required a minimum EBITDA of ($0.25) million as of January 31, 2002, $0.3 million as of the end of the two consecutive months ended February 28, 2002, $1.0 million as of the end  of the three consecutive months ended March 31, 2002, $2.5 million as of the end of the four consecutive months ending April 30, 2002, and continuing to escalate on a monthly basis throughout the duration of the credit agreement.

Although EBITDA, as calculated under the credit agreement, was $1.1 million through the first quarter 2002, the Company was not in compliance with its covenant related to minimum EBITDA as of the end of April 2002.  On April 30, 2002, the Company entered into a Forbearance Agreement with its bank group.  Under the Forbearance Agreement, the lenders agreed to forbear until May 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4%.  The Company and its bank lenders continue to negotiate amendments to the credit agreement that would revise the EBITDA covenant and other provisions of the agreement.  If the Company is not able to reach agreement with its bank lenders on or before May 31, 2002, regarding these amendments and a related waiver of the default, or the forbearance period is not extended, the lenders will, following that date, be able to exercise any and all remedies they may have under the credit agreement in the event of a default.  These remedies include terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement and foreclosing upon their collateral.

The following table shows total contractual payment obligations as of March 31, 2002.

Total Contractual Obligations Table:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Beyond 3 years
Credit agreement – principal repayment	$44,900	$6,750	$38,150	—
Credit agreement –estimated interest	3,563	3,025	538	—
Capital leases	—	—	—	—
Operating leases	1,308	545	610	153
Purchase obligations	900	900	—	—
Total contractual cash obligations	$50,671	$11,220	$39,298	$153

The above table reflects the Company’s contractual obligations as of March 31, 2002. The Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will be sufficient to meet its currently anticipated liquidity requirements through the end of June 2002.  Thereafter, if the Company is not able to generate substantially more cash from operations, obtain additional debt financing or equity financing or generate cash through asset sales or other means, and the Company is not able to substantially reduce it cash needs, it is unlikely that the Company will be able to satisfy its anticipated liquidity requirements.  The Company’s failure to meet its liquidity requirements would likely have a material adverse effect upon the Company.

The credit agreement requires that the Company hedge the floating interest rate portion of the credit facility.  The expense associated with this transaction is included in the above table in Credit agreement — estimated interest.  The hedging instrument is described in Note 10 to the financial statements, Derivative Instruments and Hedging Activity under the heading “Interest Rate Risk”.

The credit agreement matures in June 2003.  In June 2002 the entire amount of the bank debt will be classified as short term debt.

Critical Accounting Policies

Revenue Recognition

The Company’s products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when product is shipped. From time to time, the Company’s customers request the Company to retain possession of products they have ordered due to construction delays caused by weather, zoning approvals and other circumstances.  In these situations the Company recognizes revenue for its Tower Structures segment and Equipment Enclosures segment prior to the time a product is shipped if each of the following conditions is met:

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

6)                                      The ordered product has been segregated from the Company’s inventory and is not subject to being used to fill other orders;

7)                                      The product is complete and ready for shipment; and

8)                                      The customer agrees to pay for the goods under the Company’s standard credit terms.

Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for a project are capitalized into inventory until the project is complete, at which time the revenue and corresponding costs on the project are then recognized. With the Company’s entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2001, the percentage of completion method was utilized on the Central Missouri State University 2,000 foot tall tower project. For the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition.  Each site for the project has a number of milestones including engineering, materials, and construction.  Revenue, and the associated costs, are recognized upon the completion of each milestone for each site.

The Equipment Enclosures segment also produces “multi-wide” enclosures.  Multi-wide enclosures require a significant installation process at the site.  In this situation revenue is recognized on the percentage of completion method with each site considered a separate earnings process.  The revenue associated with the manufacture of the modules is recognized when the enclosure modules have been manufactured, are available for shipment and the title and risk of loss have passed to the customer. The revenue associated with the installation is recognized when the enclosure installation is complete and the site has been accepted by the customer.  Gross margin is recognized proportionately with the revenue based on the estimated average gross margin percentage of the total site (manufacture and installation).

Capitalized Software

The Company is in the process of developing engineering software to be used in the design and analysis of tower and pole structures. The amount of unamortized capitalized software included in Other Assets at March 31, 2002 and December 31, 2001 was $1.7 million and $1.6 million, respectively.  Upon the completion of the software, the costs will be amortized over the estimated life of the software.  No amortization was recorded in 2002 or 2001 since the software continues to be developed and has not been placed in service.

Off Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements or transactions.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results.  The principal market risks to which the Company is currently exposed or may be exposed during 2002 or beyond are changes in interest rates and foreign currency exchange rates.

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

Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate.  The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $44.9 million of variable rate debt outstanding as of March 31, 2002. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.149 million of increased interest expense, which amount includes a reduction in interest expense of $0.3 million assuming the hedging arrangement described above is in effect. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2002.  Prior to March 2001, the Company did not have any outstanding variable rate debt.

International sales, which accounted for 13.4% and 7.1% of net sales in the first quarter of 2002 and 2001, respectively, are concentrated principally in Mexico and Central America.  To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico.  To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results.  To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers.  Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes.  However, as international business becomes a greater portion of Company’s revenue, exchange rates may have an increased effect on the Company’s revenue.

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

FORWARD-LOOKING INFORMATION

Matters discussed in this report contain forward-looking statements which reflect management’s current judgment.  Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications equipment and fiber optic network industries, and the risk that the Company’s analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful.  Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to the Company’s Securities and Exchange Commission filings.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

Although EBITDA, as calculated under the credit agreement, was $1.1 million through the first quarter 2002, the Company was not in compliance with its covenant related to minimum EBITDA as of the end of April 2002.  On April 30, 2002, the Company entered into a Forbearance Agreement with its bank group.  Under the Forbearance Agreement, the lenders agreed to forbear until May 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4%.  The Company and its bank lenders continue to negotiate amendments to the credit agreement that would revise the EBITDA covenant and other provisions of the agreement.  If the Company is not able to reach agreement with its bank lenders on or before May 31, 2002, regarding these amendments and a related waiver of the default, or the forbearance period is not extended, the lenders will, following that date, be able to exercise any and all remedies they may have under the credit agreement in the event of a default.  These remedies include terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement and foreclosing upon their collateral.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

11.                            The computation can be determined from the report.

99.1                      Cautionary Statement for purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99.1 to ROHN’s Form 10-K for the fiscal year ended December 31, 2001).

(b)         Reports on Form 8-K

On January 11, 2002 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K also included as exhibits (i) the Fourth Amendment and Waiver to Credit Agreement, dated as of January 8, 2002, among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein, (ii) a Side Letter, dated January 10, 2002, among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A. and National City Bank and (iii) a press release issued January 11, 2002 announcing the execution of the amendment to the Company’s Credit Agreement.

On May 1, 2002 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K included as exhibits a Forbearance Agreement, dated as of April 25, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein and a press release issued May 1, 2002 announcing, among other things, the execution of the Forbearance Agreement and the hiring of a new chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: May 15, 2002	/s/ Jeff Jablonski
Treasurer, Director of Taxation and Principal Accounting Officer