Form 10-Q
period 2002-06-30
ROHN INDUSTRIES INC
filed 2002-08-14
CIK 315641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Shares Outstanding as of August 12, 2002
Common Stock $.01 par value	40,888,814

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales	$31,901	$73,468	$61,205	$143,796
Cost of products sold	31,936	57,327	57,457	113,964
Gross profit	(35)	16,141	3,748	29,832
Operating expenses:
Selling expenses	1,309	2,928	2,741	5,232
General and administrative expenses	4,424	4,211	7,154	8,391
Operating (loss) / income	(5,768)	9,002	(6,147)	16,209

Interest expense	830	1,056	1,675	1,318
Interest income	25	188	46	430
(Loss) / income before income taxes and extraordinary item	(6,573)	8,134	(7,776)	15,321

Income tax (benefit) / provision	(2,531)	3,132	(2,994)	5,899
(Loss) / income before extraordinary item	(4,042)	5,002	(4,782)	9,422

Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	—	—	—	1,344
Net (loss) / income	(4,042)	5,002	(4,782)	8,078

Earnings per share
Basic:
(Loss) / income before extraordinary item	$(.10)	$.12	$(.12)	$.20
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	—	.03
Net (loss) / income	$(.10)	.12	$(.12)	.17

Diluted:
(Loss) / income before extraordinary item	$(.10)	.12	$(.12)	.20
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	—	.03
Net (loss) / income	$(.10)	$.12	$(.12)	$.17

Weighted average number of shares outstanding:
Basic	41,126	43,785	41,048	47,658

Diluted	41,192	44,424	41,135	48,242

The accompanying notes are an integral part of these statements.

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002 (unaudited)	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$456	$1,711
Accounts, notes and other receivables, less allowance for doubtful accounts of $2,781 in 2002 and $3,172 in 2001	26,177	39,006
Inventories	24,895	31,579
Prepaid Income Taxes	3,088	2,835

Current deferred income taxes	5,399	5,370
Prepaid expenses	1,927	1,087
Total Current Assets	61,942	81,588
Plant and equipment, net	41,090	43,118
Other assets	5,094	5,326
Long term assets of discontinued operations	2,086	2,086
Total Assets	$110,212	$132,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term liabilities	$38,238	$6,000
Accounts payable	11,420	12,911
Accrued liabilities and other	8,834	12,251
Deferred revenue	1,352	2,074
Liabilities of discontinued operations	124	168
Total Current Liabilities	$59,968	$33,404

Long-Term Debt and other obligations	—	44,320
Nonpension post retirement benefits	4,179	3,854
Total Liabilities	$64,147	$81,578
Stockholders’ Equity:
Common Stock, $0.01 par value-80,000 shares authorized-40,889 and 40,799 shares issued and outstanding in 2002 and 2001	412	412
Capital Surplus	13,920	13,731
Retained earnings	35,225	40,249
Accumulated other comprehensive loss	(971)	(976)
Less-Treasury stock, 380 and 430 shares in 2002 and 2001, at cost	(2,384)	(2,691)
—Unearned portion of restricted stock	(137)	(185)
Total Stockholders’ Equity	$46,065	$50,540
Total Liabilities and Stockholders’ Equity	$110,212	$132,118

The accompanying notes are an integral part of these statements

ROHN Industries, Inc. and Subsidiaries

Statement of Changes in Stockhoders Equity

(in thousands)

(unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Restricted Stock	Accumulated Other Comprehensive (loss / income)	Total Stockholder’s Equity

	Shares Issued	Amount
					Shares	Amount

Balance as of December 31, 2001	41,229	412	13,731	40,249	(430)	(2,691)	(185)	(976)	50,540

Comprehensive (loss) / income:				(4,782)					(4,782)
Net (loss)
Gain / (loss) on derivative instrument, net of tax benefit of $3								5	5
Total Comprehensive (loss) / income		—	—	(4,782)		—	—	5	(4,777)

Issuance of Restricted Stock	40		23				(23)		0
Amortization of Restricted Shares							71		71
Director’s Stock Plan			157						157
Stock Options Exercised				(242)	50	307			65
Stock Options Tax Benefit			9						9

Balance as of June 30, 2002	41,269	412	13,920	35,225	(380)	(2,384)	(137)	(971)	46,065

	Common Stock		Capital Surplus	Retained Earnings	Treasury Stock		Restricted Stock	Accumulated Other Comprehensive (loss / income)	Total Stockholder’s Equity

	Shares Issued	Amount
					Shares	Amount

Balance as of December 31, 2000	53,412	534	13,180	93,998	(596)	(3,659)	(362)	—	103,691

Comprehensive (loss) / income:
Net income				8,078					8,078
Gain / (loss) on derivative instrument, net of tax benefit of $67								(106)	(106)
Total Comprehensive income / (loss)		—	—	8,078		—	—	(106)	7,972

Treasury Share Repurchases					(12,222)	(50,416)			(50,416)
Fees Paid in Treasury Share Repurchase						(1,220)			(1,220)
Issuance of Restricted Stock	40	—	137		—		(137)		—
Amortization of Restricted Shares							160		160
Retirement of Stock	(12,222)	(122)		(51,514)	12,222	51,636			—
Director’s Stock Plan			278						278
Stock Options Exercised	6		15	(394)	104	638			259
Stock Options Tax Benefit			121						121

Balance as of June 30, 2001	41,236	412	13,731	50,168	(492)	(3,021)	(339)	(106)	60,845

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended
	June 30 2002	June 30 2001
Cash Flows from Operating Activities:
Net (loss) / income	$(4,782)	$8,078
Adjustments for non-cash items included in net income:
Depreciation and amortization	2,805	2,256
Restricted stock earned	71	160
Provision for doubtful accounts	41	1,034
Provision for excess and obsolete inventory	—	20
Extraordinary charge from early extinguishment of debt	—	1,344
Non-pension post retirement benefits	325	390
Other non-cash items	9	121
Increase and decrease in operating requirements:
Accounts receivable	12,788	1,523
Inventories	6,684	9,324
Prepaid income taxes	(253)	—
Prepaid expenses	(683)	(695)
Deferred income taxes	(32)	(491)
Deferred revenue	(722)	(849)
Accounts payable	(1,374)	(12,459)
Accrued liabilities and Other	(3,409)	709
Net discontinued operations	(44)	(274)
Other	(2)	13
Net cash provided by operating activities	$11,422	$10,204
Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds	(258)	(11,336)
Capitalized software	(92)	(479)
Other	—	12
Net cash used in investing activities	$(350)	$(11,803)

Cash Flows from Financing Activities:
Repayment of term loan / long term debt	(2,500)	(500)
Net repayment of revolver debt	(9,582)	(3,951)
Early extinguishment of debt	—	(10,911)
Capitalized tender offer transaction costs	—	(1,020)
Proceeds from issuance of debt, net of issuance costs	—	59,649
Purchase of treasury shares	—	(50,416)
Capitalized bank fees	(193)	—
Decrease in bank overdrafts	(117)	—
Issuance of common stock, including treasury shares reissued	65	259
Net cash used in financing activities	$(12,327)	$(6,890)
Net (decrease) in cash and cash equivalents	(1,255)	(8,489)
Cash and cash equivalents, beginning of period	1,711	19,081
Cash and cash equivalents, end of period	$456	$10,592

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest	$1,509	$577
Income taxes	$206	$4,431

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

The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for a project are capitalized into inventory until the project is complete, at which time the revenue and corresponding costs on the project are then recognized. With the Company’s entry into the tall tower market, the Company adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2001, the percentage of completion method was utilized on the Central Missouri State University 2,000 foot tall tower project. For the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition.  Each site for the project has a number of milestones including engineering, materials, and construction.  Revenue, and the associated costs, is recognized upon the completion of each milestone for each site.

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

(3)            Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The Company has one international customer with an accounts receivable balance of $1.5 million that was more than 180 days past due as of June 30, 2002.  As of June 30, 2002 the Company believed that the full amount for this account was realizable and no provision had been included in the allowance for doubtful accounts as of the second quarter, 2002.  Recently, the Company learned that payment from this customer for this account would be further delayed.  The Company is in the process of enhancing its security position on the properties associated with the account and does not believe a reserve is necessary at this time.  The Company continues to monitor the situation and may need to provide additional reserves for this account in the future.

(4)            Principles of Consolidation

The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries (“ROHN” or the “Company”).  All significant inter-company transactions have been eliminated in consolidation.

(5)            Net Income Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share were calculated by including the effect of all dilutive securities.  For the six months ended June 30, 2002 and 2001, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 87,000 and 584,000, respectively.  For the three months ended June 30, 2002 and 2001, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 66,000 and 639,000, respectively.  The Company had outstanding stock options as of June 30, 2002 and 2001 of 3,152,100 and 745,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(6)            Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	June 30, 2002	December 31, 2001
Finished goods	$14,623	$19,689
Work-in-process	5,607	5,874
Raw materials	4,665	6,016
Total Inventories	$24,895	$31,579

(7)           New Accounting Standards

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement establishes a single accounting model for the impairment or disposal of long-lived assets.  As required by FAS 144, the Company adopted this new accounting standard as of January 1, 2002.  The adoption of FAS 144 did not have a material impact on the financial statements.

(8)           Business Segment Information

The Company operates in three business segments:  Tower Structures, Equipment Enclosures and Construction Services.  The segments are managed as strategic business units due to their distinct processes and potential end-user application.  The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort.  The Equipment Enclosures segment includes manufacturing plants in Bessemer, Alabama and Casa Grande, Arizona (the Casa Grande facility was idled at the end of 2001) and has a sales, marketing and distribution effort separate from the Towers Structures segment’s sales and marketing resources.  The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares a sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment.  In the second quarter of 2002, the Company transferred the turn-key construction portion of its operations in Mexico to a third party wireless services firm.  The Company’s operations in Mexico continue to focus on the sale and erection of towers.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those followed by the Company.  The Company evaluates segment performance based on earnings before interest and taxes.  Inter-segment transactions are recorded at prices negotiated between segments.

For the three months ended June 30, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total

2002
Net sales	$13,429	$6,575	$14,556	$(2,659)	$31,901
Operating (loss) / income	(5,891)	(447)	570		(5,768)
Depreciation and amortization	1,091	223	172		1,486
Capital expenditures (2)	46	0	0		46
Segment assets at June 30, 2002	$90,853	$12,330	$8,279	$(1,250)	$110,212

2001
Net sales	$26,138	$34,630	$17,542	$(4,842)	$73,468
Operating income	1,500	4,200	3,302		9,002
Depreciation and amortization	866	303	12		1,181
Capital expenditures (2)	2,842	1,221	75		4,138
Segment assets at December 31, 2001	$107,245	$15,397	$10,976	$(1,500)	$132,118

For the six months ended June 30, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total
2002
Net sales	$28,133	$13,163	$24,744	$(4,835)	$61,205
Operating (loss) / income	(7,020)	(877)	1,500	250	(6,147)
Depreciation and amortization	2,175	447	183		2,805
Capital expenditures (2)	350	0	0		350
Segment assets at June 30, 2002	$90,853	$12,330	$8,279	$(1,250)	$110,212

2001
Net sales	$49,181	$73,708	$30,415	$(9,508)	$143,796
Operating income	3,011	10,106	3,092		16,209
Depreciation and amortization	1,676	552	28		2,256
Capital expenditures (2)	6,491	4,733	112		11,336
Segment assets at December 31, 2001	$107,245	$15,397	$10,976	$(1,500)	$132,118

(1)           For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2)           Net of asset dispositions and retirements.

(9)           Debt

On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company’s self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company’s purchase of shares in the offer and from the UNR Asbestos Disease Claims Trust (the “Trust”), the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.  The Company borrowed $61.25 million of the total $75.0 million aggregate availability under the credit facility as of the second quarter 2001.  As of June 30, 2002 the total outstanding debt under the credit facility was $38.2 million, a reduction of $23 million from the second quarter of 2001.  Bank fees associated with the initial credit facility totaled $1.6 million.  The bank fees associated with the amended credit agreement totaled $0.2 million.  The fees were included in Other Assets and are being amortized over the duration of the credit agreement.  The unamortized balance included in Other Assets at June 30, 2002 was $1.0 million.

At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement.  Two forbearance agreements were signed with the bank group during the fourth quarter.  On January 10, 2002 all parties approved an amendment to the credit agreement.  By April 2002, the Company realized that as of April 30, 2002, it would not be in compliance with its covenant related to minimum EBITDA.  Consequently, in April 2002, the Company entered into a forbearance agreement with its bank group pursuant to which the bank lenders agreed to forbear until May 31, 2002 from enforcing any remedies as a result of the Company’s failure to comply with such financial covenants.  In May 2002 this forbearance agreement was extended until June 30, 2002.  On June 7, 2002, all parties approved an amendment to the credit agreement which reduced the revolving credit facility to $25 million.  On June 30, 2002, all parties approved an additional amendment to the credit agreement which modified the definition of the borrowing base to provide the Company with up to $1.5 million of additional borrowing capacity and further reduced the revolving credit facility to $23 million (which amount includes the $1.5 million in additional capacity).  On June 30, 2002, the parties also entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.  The terms of the credit agreement summarized below reflect the modifications made by the January 2002 and June 2002 amendments.

Availability.  Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for eligible inventory may not exceed 65% of the amount advanced for eligible accounts receivable) plus (iii) $1.5 million. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes.  Even though there was $4.0 million in availability under the revolving facility as of June 30, 2002 and $1.5 million as of August 12, 2002, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement by reducing advances against eligible accounts receivable or eligible inventory based on the results of a field audit, if all of the conditions for an advance or further loans are not satisfied, or if an event of default exists.

Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 3.50% for Eurodollar rate loans and 1.25% for base rate loans and after August 15, 2002 will vary from 2.75% to 3.50% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans, and will be based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.  Borrowings under the revolving credit facility which are in excess of the amounts which may be advanced for eligible accounts receivable and eligible inventory bear interest at a rate per annum equal to the applicable margin for base rate loans plus 3%.

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

The Company’s fixed charge coverage ratio covenant provides that the Company’s ratio of EBITDA to fixed charges may not be less than 0.35 to 1.00 as of the end of the fiscal quarter ended March 31, 2002, 0.75 to 1.00 as of the end of the two consecutive fiscal quarters ended June 30, 2002, 0.85 to 1.00 as of the end of the three consecutive fiscal quarters ended September 30, 2002, 0.90 to 1.00 as of the end of the twelve month period ended December 31, 2002 and  1.00 to 1.00 as of the end of the twelve month period ended March 31, 2003.  Fixed charges includes amounts paid by the Company for interest expense, capital leases, principal debt repayments, capital expenditures, taxes paid and dividends paid.  The Company’s EBITDA to fixed charges ratio at the end of the second quarter as calculated for purposes of this covenant was a negative value and was not in compliance with the covenant.

The Company’s net worth covenant provides that the Company’s net worth may not at any time be less than $78.4 million less the reduction to shareholders equity of the Company directly resulting from the purchase of shares in the dutch-auction plus the fees associated with the repurchase of shares in the dutch-auction and the associated credit agreement plus 75% of the Company’s consolidated net income for that fiscal quarter (if the Company had positive net income during that quarter).  This net worth covenant required a minimum net worth as of June 30, 2002 of $49.1 million.  The Company’s net worth as of that date, as calculated for purposes of this covenant, was $48.6 million, which was not in compliance with the covenant.

The Company’s Total Debt to EBITDA Ratio provides that the Company’s ratio of EBITDA to the aggregate outstanding principal amount of all debt of the Company and its subsidiaries may not be greater than 3.25 to 1.00 for the four consecutive fiscal quarters ended March 31, 2002, greater than 6.70 to 1.00 for the four consecutive fiscal quarters ended June 30, 2002, 6.60 to 1.00 for the four consecutive fiscal quarters ended September 30, 2002, 3.45 to 1.00 for the four consecutive fiscal quarters ended December 31, 2002, and 3.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2003.  The Company’s Total Debt to EBITDA Ratio at June 30, 2002, as calculated for purposes of this covenant, was a negative value and was not in compliance with the covenant.

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

The Company was not in compliance with its covenant related to minimum EBITDA as of the end of April 2002 and on April 30, 2002, the Company entered into a forbearance agreement with its bank group.  Under the forbearance agreement, the lenders agreed to forbear until May 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4%.

In May 2002, the Company and its bank group agreed to extend the forbearance period to June 30, 2002.  On June 30 the parties entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4.0%.

The Company and its bank lenders continue to negotiate amendments to the credit agreement that would revise the EBITDA covenant and other provisions of the agreement.  If the Company is not able to reach agreement with its bank lenders on or before August 31, 2002, regarding these amendments and a related waiver of the default, or the forbearance period is not extended, the lenders will, following that date, be able to exercise any and all remedies they may have under the credit agreement in the event of a default.  These remedies include terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement and foreclosing upon their collateral.

(10)         Self-tender Offer

On April 16, 2001 the Company announced the final results of its “Dutch Auction” self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash.  Payment for the shares accepted in the self-tender offer was made on April 17, 2001.  In connection with the Company’s previously announced stock purchase agreement with the UNR Asbestos-Disease Claims Trust (the “Trust”), the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001.  The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its credit facility and cash on hand.

(11)         Severance Expense

In the fourth quarter 2001, as part of separation agreements with certain employees impacted by the Company’s reduction in workforce, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.4 million of this reserve was paid out for salary and benefits in the first quarter 2002, resulting in a severance reserve balance as of March 31, 2002 of $0.6 million.  An additional $0.2 million of this reserve was paid out for salary and benefits in the second quarter 2002, resulting in a severance reserve balance as of June 30, 2002 of $0.4 million.  The remaining reserve will be paid out in 2002.

In May, 2002 the Company entered into an agreement to transfer the turn-key construction portion of its operations in Mexico to a third party wireless services firm.  As a result, the Company reduced its workforce in Mexico by thirty people, incurring $0.2 million of severance expense, all of which was paid out during the second quarter 2002.  There is no severance reserve balance as of June 30, 2002 for the Company’s operations in Mexico and no additional severance to be paid out after June 30, 2002 as a result of the restructuring in the second quarter.

(12)         Derivative Instruments and Hedging Activity

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

Derivative Instruments and Hedging Activities — Business Perspective  The Company’s “Risk Management Policy” (policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Historically, however, the Company has not experienced material fluctuations in results or cash flows due to foreign currency exchange rates or interest rates and has not entered into derivative instruments or other hedging activities to manage these risks. Risk management practices including the use of financial derivative instruments, must be presented to the Audit Committee of the Board of Directors before any action can be taken.

Interest Rate Risk On March 8, 2001, the Company entered into a new credit facility which required quarterly interest payments at a floating rate of interest. The credit agreement required the Company to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility. On April 18, 2001, the Company entered into a floating-to-fixed interest rate swap on a notional amount of $30 million. The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment. The swap agreement is 100% effective and, thus, no amount has been recognized in current earnings for the quarter for ineffectiveness and no amount of the loss on the swap was excluded from the assessment of hedge effectiveness. As of June 30, 2002, $0.3 million of deferred losses (net of tax benefit) included in equity (“Accumulated Other Comprehensive Loss”) is expected to be reclassified to current earnings (“Interest Expense”) over the next twelve months. No hedges were discontinued during the quarter ended June 30, 2002.

Accounting Policy The swap is recognized on the balance sheet at fair value. On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid. Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.

(13)         Subsequent Events

On July 1, 2002 the Company announced that it had engaged Peter J. Solomon Company to assist the Company in exploring strategic alternatives, including the potential sale, merger, or restructuring of the Company.

A portion of the revenue recognized in the Company’s Construction and Equipment Enclosure segments is generated from contracts that require the posting of bid and performance bonds.  A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted for awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosure segment this revenue relates to installation services. At the end of the first quarter 2002, the Company began to experience difficulty in acquiring bonds for new proposals and contracts.  The resulting delay in acquiring new bonds at that time impacted the Company’s ability to compete in acquiring new construction contracts.  On April 16, the Company entered into a bonding arrangement that was expected to satisfy the Company’s bonding needs through the end of 2002.  Recently, the agency providing bonding for the Company’s Construction and Equipment Enclosure segments has indicated to the Company that due to the Company’s continuing financial problems, it may impose conditions in the future on the issuance of bonds.  The agency indicated that these conditions may include requiring the Company to provide letters of credit to ensure its payment obligations in respect of the bonds.  If the bonding agency requires the Company to provide letters of credit, the Company will only be able to provide letters of credit in amounts equal to the remaining amount available under its revolving credit facility. The availability under the Company’s revolving credit facility was approximately $4 million as of June 30, 2002 and was approximately $1.5 million as of August 12, 2002.  If the Company is unable to provide letters of credit to meet these requirements, it will be unable to acquire new bonds.  The inability to acquire new bonds would impact the Company’s ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company’s business, financial condition and results of operations.  If the Company does provide letters of credit to ensure its payment obligations in respect of the bonds, the amount available under its revolving credit facility will be reduced by the amount of these letters of credit.  This reduction may cause the Company to be unable to meet its anticipated liquidity requirements prior to August 31, 2002.

On June 13, 2002, the Company received a letter from The Nasdaq National Market, Inc. advising the Company that for the last 30 consecutive trading days, the price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq National Market.  The Company has until September 11, 2002 to regain compliance. If the bid price of the Company’s common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days before September 11, 2002, Nasdaq will provide the Company with written notification that the Company’s common stock will be delisted from the Nasdaq National Market.  On August 5, 2002, the Company received another letter from The Nasdaq National Market, Inc. advising the Company that for the last 30 consecutive trading days, the market value of the Company’s publicly held common stock was less than the $5 million minimum.  If the market value of the Company’s publicly held common stock does not exceed $5 million for at least 10 consecutive trading days prior to November 4, 2002, Nasdaq will provide the Company with written notification that the Company’s common stock will be delisted from the Nasdaq National Market.  The Company believes that it is unlikely that it will be able to satisfy either of these requirements for continued listing on the Nasdaq National Market prior to the dates specified by Nasdaq.  Consequently, the Company has begun to prepare an application to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three and six month periods ended June 30, 2002 and 2001.  These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

On June 13, 2002, the Company received a letter from The Nasdaq National Market, Inc. advising the Company that for the last 30 consecutive trading days, the price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq National Market.  The Company has until September 11, 2002 to regain compliance. If the bid price of the Company’s common stock does not close at $1.00 per share or more for a minimum of 10 consecutive trading days before September 11, 2002, Nasdaq will provide the Company with written notification that the Company’s common stock will be delisted from the Nasdaq National Market.  On August 5, 2002, the Company received another letter from The Nasdaq National Market, Inc. advising the Company that for the last 30 consecutive trading days, the market value of the Company’s publicly held common stock was less than the $5 million minimum.  If the market value of the Company’s publicly held common stock does not exceed $5 million for at least 10 consecutive trading days prior to November 4, 2002, Nasdaq will provide the Company with written notification that the Company’s common stock will be delisted from the Nasdaq National Market.  The Company believes that it is unlikely that it will be able to satisfy either of these requirements for continued listing on the Nasdaq National Market prior to the dates specified by Nasdaq.  Consequently, the Company has begun to prepare an application to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	100.1	78.0	93.9	79.3
Gross profit	(0.1)	22.0	6.1	20.7
Selling, general & administrative expense	18.0	9.7	16.2	9.4
Operating (loss) / income	(18.1)	12.3	(10.1)	11.3
Interest expense	2.6	1.4	2.7	0.9
Interest income	0.1	0.2	0.1	0.3
(Loss) / income before income taxes and extraordinary item	(20.6)	11.1	(12.7)	10.7
Income tax (benefit) / provision	(7.9)	4.3	(4.9)	4.2
(Loss) / income before extraordinary item	(12.7)	6.8	(7.8)	6.5

Extraordinary charge from early extinguishmentof debt, net of tax benefit	—	—	—	0.9
Net (loss) / income	(12.7)%	6.8%	(7.8)%	5.6%

For the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net sales for the second quarter ended June 30, 2002 were $31.9 million compared to $73.5 million in the second quarter of 2001, a decrease of $41.6 million or 56.6%.  The decrease in sales by business segment was as follows:

For the three months ended June 30, (Dollars in thousands)	2002	2001	Dollar (Decrease)	Percentage (Decrease)

Tower Structures	$13,429	$26,138	$(12,709)	(48.6)%
Equipment Enclosures	6,575	34,630	(28,055)	(81.0)%
Construction Services	11,897	12,700	(803)	(6.3)%
Total	$31,901	$73,468	$(41,567)	(56.6)%

The decrease in sales in the Tower Structures segment was primarily the result of the significant reduction in capital spending throughout the telecommunications industry.  Sales to build to suit customers were down significantly, and sales to wireless providers and international sales were also lower than the prior year.  The decrease in sales in the Equipment Enclosures segment was primarily due to reduced fiber-optic sales.  Construction segment sales were down slightly from the prior year due to lower revenue in Mexico.  During the second quarter of 2002, the Company transferred its turn-key construction projects in Mexico to a third party wireless services firm which negatively impacted revenues in Mexico for the quarter.  The Company’s operations in Mexico continue to focus on the sale and erection of towers.  Sales in the domestic market in the Construction segment were 18% lower than the prior year. Revenues associated with the Commonwealth of Pennsylvania project increased 29% over these revenues from the second quarter of 2001 (which included $2.0 million of retroactive revenue for incentives, management fees, and price adjustments).  The Commonwealth of Pennsylvania project is expected to be completed in 2003. Construction revenues other than those associated with the Commonwealth of Pennsylvania decreased 47% compared to the second quarter of 2001 reflecting the slowdown in the telecommunications market.

Gross margin for the second quarter of 2002 was a negative $0.04 million compared to $16.1 million in the second quarter of 2001, a decrease of $16.1 million.  The second quarter 2002 included a charge of $2.7 million for the testing and repairs of internal flange poles.  The testing and repair of the poles is virtually complete.  The total project expense will be within the original estimate of approximately $3.1 million.  The charge related to the testing and repair of the internal flange poles coupled with the significant decrease in sales were the key factors behind the decline in the gross margin.  As a percentage of revenue, gross margin was a negative 0.1% for the second quarter of 2002 compared to 22.0% for the same period a year ago. Excluding the $2.7 million charge for the testing and repair of the internal flange poles, gross margin for the second quarter was 8.4%.  Gross margin for the second quarter of 2001 included retroactive revenue for the Commonwealth of Pennsylvania project for incentives, management fees, and price adjustments.  Excluding these one time items, gross margin for the second quarter of 2001 was 19.5%.  The decline in comparable adjusted gross margin of 8.4% and 19.5% for the second quarter 2002 and 2001, respectively, primarily resulted from lower sales prices and lower production rates that effectively absorb less fixed costs.

The Company anticipates that the gross margin for the second half of the year will be lower than the performance of the first and second quarters of 2002 (excluding the one-time charges).  The Company anticipates a decrease in its gross margin as a result of continued price competition and under absorption of overhead costs.  The Company also expects its gross margin in the second half of 2002 to be negatively impacted by higher prices for raw steel. The Company expects a significant increase in steel prices during the second half of 2002. The Company is unable to quantify the amount of this potential increase.  Approximately 20% of the Company’s cost of goods sold are attributable to purchases of raw steel which is primarily used by the Company’s Tower Structures segment in its manufacture of towers and poles.    The Company anticipates being able to pass along a majority of the costs of this potential increase to its customers.  The amount of the increase in steel prices that the Company is not able to pass along to its customers, however, could have a material adverse effect on the Company’s gross margin and operating income.

Gross margin for the Company’s Tower Structures segment was a negative 13.5% for the second quarter of 2002 versus 22.9% for the same quarter in 2001.   Excluding the $2.7 million charge for the testing and repair of the internal flange poles, the Tower Structures segment gross margin was 6.6%.  The decrease in gross margin compared to the same period in 2001 was the result of the decline in volume and the resulting under absorption of factory overhead.

Gross margin for the Company’s Equipment Enclosures segment was a negative 2.3% for the second quarter of 2002 versus 18.1% for the same period in 2001.  Equipment Enclosure gross margin decreased in the second quarter of 2002 compared to the same period a year ago as a result of the dramatic decline in sales to the fiber-optic industry. The second quarter included $0.2 million of expense for the Casa Grande facility which has been substantially idled since late 2001.  Excluding the expense associated with the Casa Grande facility, the Equipment Enclosures segment gross profit margin was 0.8%.  All of the properties at the Casa Grande facility continue to be listed for sale with one property being carried on the books as held for sale and the other two properties being carried on the books as held for use.  The on-going expenses associated with maintaining the Casa Grande facility are expected to be $0.2 million per quarter.

Gross margin for the Company’s Construction Services segment was 16.2% for the second quarter of 2002 compared to 30.5% for the same period in 2001.   Gross margin for the second quarter 2001 included retroactive revenue for incentive awards, management fees, and price adjustments totaling $2.0 million.  Excluding the retroactive revenue items, the Construction Services segment gross margin for the second quarter 2001 was 16.1%.  Gross margin for 2001 has been restated to reflect professional services for the Commonwealth of Pennsylvania project recorded as cost of sales rather than SG&A expense to be consistent with the presentation of these expenses in 2002.  This adjustment negatively impacted gross margin by 1.6 percentage points in the second quarter of 2001.

Selling, general and administrative (“SG&A”) expenses were $5.7 million in the second quarter of 2002 versus $7.1 million in the second quarter of 2001.  As a percentage of revenue, SG&A expenses were 18.0% of sales for the second quarter of 2002 versus 9.7% for the quarter ended June 30, 2001.  During the second quarter, the Company restructured its operations in Mexico and transferred the turn-key portion of its Mexican construction business to a third party wireless services firm.  The second quarter 2002 included a $0.8 million restructuring charge related to severance expense accrual and asset valuation adjustments.  In the second quarter of 2001 the Company accrued an incremental $0.7 million for bad debt reserve.  There was no incremental amount accrued for bad debt reserve in the second quarter of 2002.  SG&A expenses for the second quarter of 2001 have been restated, moving professional expenses for the Commonwealth of Pennsylvania project from SG&A to cost of sales to be consistent with the presentation of these expenses in 2002.  This adjustment positively impacted SG&A expense by 0.3 percentage points as a percent of sales in the second quarter of 2001.

In the fourth quarter of 2001, as part of the separation agreements with certain employees impacted by the reductions in workforce, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.4 million of this reserve was paid out for salary and benefits in the first quarter 2002 resulting in a severance reserve balance as of March 31, 2002 of $0.6 million.  An additional $0.2 million of this reserve was paid out for salary and benefits in the second quarter 2002, resulting in a severance reserve balance as of June 30, 2002 of $0.4 million.  The remaining reserve will be paid out in the second half of 2002.  As part of the Company’s restructuring of its operations in Mexico, it reduced its workforce in Mexico by thirty people, incurring $0.2 million of severance expense, all of which was paid out during the second quarter 2002.  There is no additional severance to be paid out in the second half of 2002 in connection with restructuring of the Company’s operations in Mexico during the second quarter.

In the second quarter, the Company learned that an internal flange pole sold by the Company to one of its customers had collapsed.  As a result, the Company advised the U.S. Consumer Product Safety Commission of this collapse and implemented a comprehensive testing and repair program to help ensure that the internal flange poles that the Company had sold since 1999 conform to the Company’s quality standards.  The issue related to a welding operation that was used exclusively for the Company’s internal flange poles and did not affect any of the Company’s other pole or tower products.  The Company has changed its internal process for the welding and testing of internal flange poles to ensure that all new products met the Company’s quality standards.  The Company accrued $3.1 million for this project ($0.4 million in the first quarter and $2.7 million in the second quarter).  As of the end of June, the Company had incurred $2.6 million of expense for the project.  The testing and repair of the internal flange poles is virtually complete and the Company believes that total cost for the project will be within the original estimate of approximately $3.1 million.

Basic and diluted earnings per share in the second quarter of 2002 were a loss of $0.10 as compared to basic and diluted earnings per share of $0.12 in the second quarter of 2001.

For the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Net sales for the six months ended June 30, 2002 were $61.2 million compared to $143.8 million for the same period in 2001, a decrease of $82.6 million or 57.4%.  The decrease in sales by business segment was as follows:

For the six months ended June 30, (Dollars in thousands)	2002	2001	Dollar (Decrease)	Percentage (Decrease)

Tower Structures	$28,133	$49,181	$(21,048)	(42.8)%
Equipment Enclosures	13,163	73,708	(60,545)	(82.1)%
Construction Services	19,909	20,907	(998)	(4.8)%
Total	$61,205	$143,796	$(82,591)	(57.4)%

The decrease in sales in the Tower Structures segment was primarily the result of the significant reduction in capital spending throughout the telecommunications industry.  Sales to build to suit customers were down significantly, and sales to wireless providers and international sales were also lower than the prior year.  The decrease in sales in the Equipment Enclosures segment was due to the severe decline in the fiber optics providers market.  The decline began with cancellation of orders in the second quarter of 2001 and with a severe slowing of shipments in the second half of 2001.  Revenue from the Construction Services segment was down slightly compared to the prior year due to a significant decline in sales to wireless providers, offset slightly by an increase in revenue from the Commonwealth of Pennsylvania project.  This project is expected to be completed in 2003.

Gross margin for the first six months of 2002 was $3.7 million compared to $29.8 million in the same period of 2001, a decrease of $26.1 million or 88%.  The first six months of 2002 included a charge of $3.1 million for the testing and repair of internal flange poles.  The testing and repair of the poles is virtually complete.  The total project expense will be within the original estimate of approximately $3.1 million. The charge related to the testing and repair of the internal flange poles coupled with the significant decrease in sales were the key factors behind the decline in gross margin.   As a percentage of revenue, gross margin was 6.1% for the first half of 2002 compared to 20.7% for the same period a year ago. Excluding the $3.1 million charge for the testing and repair of the internal flange poles, gross margin for the first six months of 2002 was 11.1%.  Gross margin for the first six months of 2001 included retroactive revenue for the Commonwealth of Pennsylvania project for incentives, management fees, and price adjustments.  Excluding these one time items, gross margin for this period was 19.6%.  The decline in comparable adjusted gross margin of 11.1% and 19.6% for the first six months of 2002 and 2001, respectively, primarily resulted from lower sales prices and lower production rates that effectively absorb less fixed costs.

The Company anticipates that the gross margin for the second half of the year will be lower than the performance of the first and second quarters of 2002 (excluding the one-time charges).  The Company anticipates a decrease in its gross margin as a result of continued price competition and under absorption of overhead costs.  The Company also expects its gross margin in the second half of 2002 to be negatively impacted by higher prices for raw steel.  The Company expects a significant increase in steel prices during the second half of 2002. The Company is unable to quantify the amount of this potential increase.  Approximately 20% of the Company’s cost of goods sold are attributable to purchases of raw steel which is primarily used by the Company’s Tower Structures segment in its manufacture of towers and poles.    The Company anticipates being able to pass along a majority of the costs of this potential increase to its customers.  The amount of the increase in steel prices that the Company is not able to pass along to its customers, however, could have a material adverse effect on the Company’s gross margin and operating income.

Gross margin for the Company’s Tower Structures segment was 1.6% for the first six months of 2002 versus 24.0% for the same period in 2001.   Excluding the $3.1 million charge for the testing and repair of the internal flange poles, the Tower Structures segment gross margin was 12.4%.  The decrease in gross margin was the result of the decline in volume and the resulting under absorption of factory overhead.

Gross margin for the Company’s Equipment Enclosures segment was a negative 2.2% for the first six months of 2002 versus 18.1% for the same period in 2001.  Equipment Enclosure gross margin decreased in the first half of 2002 compared to the same period a year ago as a result of the dramatic decline in sales to the fiber-optic industry. The first half of 2002 included $0.4 million of expense for the Casa Grande facility which has been substantially idled since late 2001.  Excluding the expense associated with the Casa Grande facility, the Equipment Enclosures segment gross profit margin was 0.9%.  All of the properties at the Casa Grande facility continue to be listed for sale with one property being carried on the books as held for sale and the other two properties carried on the books as held for use.  The on-going expenses associated with maintaining the Casa Grande facility are expected to be $0.2 million per quarter.

Gross margin for the Company’s Construction Services segment was 18.0% for the first six months of 2002 compared to 22.5% for the same period in 2001.  Gross margin for the fist six months of 2001 included retroactive revenue for incentive awards, management fees, and price adjustments totaling $2.0 million.  Excluding the retroactive revenue items, the Construction Services segment gross margin for the first six months of 2001 was 14.4%.  Gross margin for 2001 has been restated to reflect professional services for the Commonwealth of Pennsylvania project recorded as cost of sales rather than SG&A expense to be consistent with the presentation of these expenses in 2002.  This adjustment negatively impacted gross margin by 3.0 percentage points in the first six months of 2001.

Selling, general and administrative (“SG&A”) expenses were $9.9 million in the first six months of 2002 versus $13.6 million in the same period in 2001.  As a percentage of revenue, SG&A expenses were 16.2% of sales for the first half of 2002 versus 9.5% for the six months ended June 30, 2001.  During the second quarter the Company restructured its operations in Mexico and transferred the turn-key portion of its Mexican construction business to a third party wireless services firm.  The first six months of 2002 included a $0.8 million restructuring charge related to severance expense accrual and asset valuation adjustments.  During the first six months of 2001 the Company accrued an incremental $0.7 million of bad debt reserve.  There was no incremental amount accrued for bad debt reserve in the first half of 2002.  SG&A expenses for the first six months of 2001 have been restated moving professional expenses for the Commonwealth of Pennsylvania project from SG&A to cost of sales to be consistent with the presentation of these expenses in 2002.  This adjustment positively impacted SG&A expense by 1.0 percentage points as a percent of sales in the second quarter of 2001.

In the fourth quarter of 2001, as part of the separation agreements with certain employees impacted by the reductions in workforce, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.4 million of this reserve was paid out for salary and benefits in the first quarter 2002 resulting in a severance reserve balance as of March 31, 2002 of $0.6 million.  An additional $0.2 million of this reserve was paid out for salary and benefits in the second quarter 2002, resulting in a severance reserve balance as of June 30, 2002 of $0.4 million.  The remaining reserve will be paid out in the second half of 2002.  As part of the Company’s restructuring of its operations in Mexico, it reduced its workforce in Mexico by thirty people, incurring $0.2 million of severance expense all of which was paid out during the second quarter 2002.  There is no additional severance to be paid out in the second half of 2002 in connection with restructuring of the Company’s operations in Mexico during the second quarter.

In the second quarter, the Company learned that an internal flange pole sold by the Company to one of its customers had collapsed.  As a result, the Company advised the U.S. Consumer Product Safety Commission of this collapse and implemented a comprehensive testing and repair program to help ensure that the internal flange poles that the Company had sold since 1999 conform to the Company’s quality standards.  The issue related to a welding operation that was used exclusively for the Company’s internal flange poles and did not affect any of the Company’s other pole or tower products.  The Company has changed its internal process for the welding and testing of internal flange poles to ensure that all new products met the Company’s quality standards.  The Company accrued $3.1 million for this project ($0.4 million in the first quarter and $2.7 million in the second quarter).  As of the end of June, the Company had incurred $2.6 million of expense for the project.  The testing and repair of the internal flange poles is virtually complete and the Company believes that total cost for the project will be within the original estimate of approximately $3.1 million.

Basic and diluted earnings per share for the first six months of 2002 were a loss of $0.12 compared to basic and diluted earnings per share of $0.17 for the first six months of 2001.  Net earnings in the first six months of 2001 included the effect of a $1.3 million (net of income tax benefit of $0.8 million), or $0.03 per basic and diluted share, extraordinary charge related to the early extinguishment of debt.

Liquidity and Capital Resources

The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Cash	$456	$1,711
Working capital	1,974	48,184
Total debt	38,238	50,320
Current ratio	1.03 : 1	2.44 : 1

At June 30, 2002, the Company had $38,238 in bank indebtedness.  The entire amount of the bank debt is classified as short term debt as of June 30, 2002.  The Credit Agreement provides for a final payment of loan balances on June 30, 2003.  See “Credit Facility” below.

Sources of Liquidity

The Company’s principal sources of liquidity are cash from operations, borrowing under its revolving credit facility and cash on hand.  Net cash provided by operating activities in the first six months of 2002 increased by $1.2 million to $11.4 million, from $10.2 million for the first six months of 2001.  Net cash provided by operating activities for the three month period ended June 30, 2002 was $4.5 million.  This increase in cash provided, for both the second quarter and the first half of the year, was primarily attributable to decreases in inventory and accounts receivable.  In 2001, the cash flow generated by the reduction of gross working capital was partially offset by a decrease in accounts payable.  In the second quarter of 2002, the Company discontinued taking prompt payment discounts terms from most suppliers and made payments in the full credit terms.  The change in payment practices added $0.9 million to cash provided from operating activities in the second quarter.

Based on the financial covenants in the Company’s credit agreement and the applicable borrowing base test under the credit agreement, as of June 30, 2002, the Company had $4.0 million of availability under its revolving credit facility as compared to $16.1 million of availability under that facility as of June 30, 2001.  The Company had $1.5 million of availability under its revolving credit facility as of August 12, 2002.  Even though there was $4.0 million in availability under the revolving facility as of June 30, 2002 and $1.5 million availability as of August 12, 2002, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement by reducing advances against eligible accounts receivable or eligible inventory based on the results of a field audit, if all of the conditions for an advance or further loans are not satisfied, or if an event of default exists.

As of June 30, 2002, the outstanding balance on the term loan portion of the credit facility was $19.5 million and the outstanding balance on the revolving portion of the credit facility was $18.7 million.  As of June 30, 2002, the Company had $0.5 million of cash and marketable securities on hand, as compared to $1.7 million and $10.6 million of cash and marketable securities on hand as of December 31, 2001 and June 30, 2001, respectively.

The Company has one international customer with an accounts receivable balance of $1.5 million that was more than 180 days past due as of June 30, 2002.  As of June 30, 2002 the Company believed that the full amount for this account was realizable and no provision had been included in the allowance for doubtful accounts as of the second quarter, 2002.  Recently, the Company learned that payment from this customer for this account would be further delayed.  The Company is in the process of enhancing its security position on the properties associated with the account and does not believe a reserve is necessary at this time.  The Company continues to monitor the situation and may need to provide additional reserves for this account in the future.

Uses of Liquidity

The Company’s principal uses of liquidity are working capital purposes, capital expenditures and debt service requirements.  During the first six months of 2002, the Company’s capital expenditures totaled $0.3 million.  The primary capital expenditures made by the Company during the first half of 2002 were the implementation of automated welding equipment initiated in 2001 and continued development of proprietary engineering software for tower design.  This compared to capital expenditures of $11.3 million during the first half of 2001.  The Company’s capital expenditures made during the first half 2001 were primarily made in connection with the start-up and expansion of the Company’s manufacturing facility in Casa Grande, Arizona, the Company’s new tapered steel pole facility in Peoria, Illinois, and improvements to the facility and storage areas at the Peoria facility.  As of June 30, 2002, the Company had minimal capital expenditure commitments.

During the second quarter of 2002, the Company made payments in respect of its credit facility in a total aggregate amount of $7.5 million, which included $1.5 million of principal payments on the term loan, $5.2 million of principal payments on the revolving portion of the credit facility, and $0.8 million of interest payments.  For the first half of 2002, the Company made payments in respect of its credit facility in a total aggregate amount of $13.6 million which included $2.5 million of principal payments on the term loan, $9.6 million of principal payments on the revolving portion of the credit facility, and $1.5 million of interest payments.  For more information regarding the Company’s future debt service obligations see the table below entitled “Total Contractual Obligations.”

Factors Affecting Liquidity

The primary factors affecting the Company’s ability to generate cash from operations is its ability to market and sell its products, maintain the prices of its products, minimize costs and realize operational efficiencies.

The Company’s ability to borrow under its revolving credit facility depends on the amount of its borrowing base and its compliance with all financial and other covenants contained in the agreement.  For a further discussion of the borrowing base and financial covenants in the Company’s credit agreement see “Credit Facility” below.

The Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will be sufficient to meet its currently anticipated liquidity requirements through the end of the current forbearance agreement August 31, 2002.  Thereafter, if the Company is not able to generate substantially more cash from operations, obtain additional debt financing or equity financing or generate cash through asset sales or other means, and the Company is not able to substantially reduce it cash needs, it is unlikely that the Company will be able to satisfy its anticipated liquidity requirements.  The Company’s failure to meet its liquidity requirements would likely have a material adverse effect upon the Company.

A portion of the revenue recognized in the Company’s Construction and Equipment Enclosure segments is generated from contracts that require the posting of bid and performance bonds.  A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted for awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosure segment this revenue relates to installation services. At the end of the first quarter 2002, the Company began to experience difficulty in acquiring bonds for new proposals and contracts.  The resulting delay in acquiring new bonds at that time impacted the Company’s ability to compete in acquiring new construction contracts.  On April 16, the Company entered into a bonding arrangement that was expected to satisfy the Company’s bonding needs through the end of 2002.  Recently, the agency providing bonding for the Company’s Construction and Equipment Enclosure segments has indicated to the Company that due to the Company’s continuing financial problems, it may impose conditions in the future on the issuance of bonds.  The agency indicated that these conditions may include requiring the Company to provide letters of credit to ensure its payment obligations in respect of the bonds.  If the bonding agency requires the Company to provide letters of credit, the Company will only be able to provide letters of credit in amounts equal to the remaining amount available under its revolving credit facility. The availability under the Company’s revolving credit facility was approximately $4 million as of June 30, 2002 and was approximately $1.5 million as of August 12, 2002.  If the Company is unable to provide letters of credit to meet these requirements, it will be unable to acquire new bonds.  The inability to acquire new bonds would impact the Company’s ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company’s business, financial condition and results of operations.  If the Company does provide letters of credit to ensure its payment obligations in respect of the bonds, the amount available under its revolving credit facility will be reduced by the amount of these letters of credit.  This reduction may cause the Company to be unable to meet its anticipated liquidity requirements prior to August 31, 2002.

Credit Facility

On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company’s self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company’s purchase of shares in the offer and from the UNR Asbestos Disease Claims Trust (the “Trust”), the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.  The Company borrowed $61.25 million of the total $75.0 million aggregate availability under the credit facility as of the second quarter of 2001.  As of June 30, 2002 the total outstanding debt under the credit facility was $38.2 million, a reduction of $23 million from the second quarter of 2001.  Bank fees associated with the initial credit facility totaled $1.6 million.  The bank fees associated with the amended credit agreement totaled $0.2 million.  The fees were included in Other Assets and are being amortized over the duration of the credit agreement.  The unamortized balance included in Other Assets at June 30, 2002 was $1.0 million.

At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement.  Two forbearance agreements were signed with the bank group during the fourth quarter.  On January 10, 2002 all parties approved an amendment to the credit agreement.  By April 2002, the Company realized that as of April 30, 2002, it would not be in compliance with its covenant related to minimum EBITDA.  Consequently, in April 2002, the Company entered into a forbearance agreement with its bank group pursuant to which the bank lenders agreed to forbear until May 31, 2002 from enforcing any remedies as a result of the Company’s failure to comply with such financial covenants.  In May 2002 this forbearance agreement was extended until June 30, 2002.  On June 7, 2002, all parties approved an amendment to the credit agreement which reduced the revolving credit facility to $25 million.  On June 30, 2002, all parties approved an additional amendment to the credit agreement which modified the definition of the borrowing base to provide the Company with up to $1.5 million of additional borrowing capacity and further reduced the revolving credit facility to $23 million (which amount includes the $1.5 million in additional capacity).  On June 30, 2002, the parties also entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.  The terms of the credit agreement summarized below reflect the modifications made by the January 2002 and June 2002 amendments.

Availability.  Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for eligible inventory may not exceed 65% of the amount advanced for eligible accounts receivable) plus (iii) $1.5 million. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes.  Even though there was $4.0 million in availability under the revolving facility as of June 30, 2002 and $1.5 million as of August 12, 2002, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement by reducing advances against eligible accounts receivable or eligible inventory based on the results of a field audit, if all of the conditions for an advance or further loans are not satisfied, or if an event of default exists.

Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. The applicable margin will initially be 3.50% for Eurodollar rate loans and 1.25% for base rate loans and after the August 15, 2002 will vary from 2.75% to 3.50% for LIBOR rate loans and from 0.50% to 1.25% for base rate loans, and will be based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA.  Borrowings under the revolving credit facility which are in excess of the amounts which may be advanced for eligible accounts receivable and eligible inventory bear interest at a rate per annum equal to the applicable margin for base rate loans plus 3%.

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

The Company’s fixed charge coverage ratio covenant provides that the Company’s ratio of EBITDA to fixed charges may not be less than 0.35 to 1.00 as of the end of the fiscal quarter ended March 31, 2002, 0.75 to 1.00 as of the end of the two consecutive fiscal quarters ended June 30, 2002, 0.85 to 1.00 as of the end of the three consecutive fiscal quarters ended September 30, 2002, 0.90 to 1.00 as of the end of the twelve month period ended December 31, 2002 and  1.00 to 1.00 as of the end of the twelve month period ended March 31, 2003.  Fixed charges includes amounts paid by the Company for interest expense, capital leases, principal debt repayments, capital expenditures, taxes paid and dividends paid.  The Company’s EBITDA to fixed charges ratio at the end of the second quarter as calculated for purposes of this covenant was a negative value and was not in compliance with the covenant.

The Company’s net worth covenant provides that the Company’s net worth may not at any time be less than $78.4 million less the reduction to shareholders equity of the Company directly resulting from the purchase of shares in the dutch-auction plus the fees associated with the repurchase of shares in the dutch-auction and the associated credit agreement plus 75% of the Company’s consolidated net income for that fiscal quarter (if the Company had positive net income during that quarter).  This net worth covenant required a minimum net worth as of June 30, 2002 of $49.1 million.  The Company’s net worth as of that date, as calculated for purposes of this covenant, was $48.6 million, which was not in compliance with the covenant.

The Company’s Total Debt to EBITDA Ratio provides that the Company’s ratio of EBITDA to the aggregate outstanding principal amount of all debt of the Company and its subsidiaries may not be greater than 3.25 to 1.00 for the four consecutive fiscal quarters ended March 31, 2002, greater than 6.70 to 1.00 for the four consecutive fiscal quarters ended June 30, 2002, 6.60 to 1.00 for the four consecutive fiscal quarters ended September 30, 2002, 3.45 to 1.00 for the four consecutive fiscal quarters ended December 31, 2002, and 3.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2003.  The Company’s Total Debt to EBITDA Ratio at June 30, 2002, as calculated for purposes of this covenant,  was a negative value and was not in compliance with the covenant.

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

The Company was not in compliance with its covenant related to minimum EBITDA as of the end of April 2002 and on April 30, 2002, the Company entered into a forbearance agreement with its bank group.  Under the forbearance agreement, the lenders agreed to forbear until May 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4%.

In May 2002, the Company and its bank group agreed to extend the forbearance period to June 30, 2002.  On June 30 the parties entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.  During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.5% to 4.0%.

The Company and its bank lenders continue to negotiate amendments to the credit agreement that would revise the EBITDA covenant and other provisions of the agreement.  If the Company is not able to reach agreement with its bank lenders on or before August 31, 2002, regarding these amendments and a related waiver of the default, or the forbearance period is not extended, the lenders will, following that date, be able to exercise any and all remedies they may have under the credit agreement in the event of a default.  These remedies include terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement and foreclosing upon their collateral.

The following table shows total contractual payment obligations as of June 30, 2002.

Total Contractual Obligations Table:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Beyond 3 years
Credit agreement — principal repayment	$38,238	$38,238	—	—
Credit agreement — estimated interest	2,508	2,530	(22)	—
Capital leases	—	—	—	—
Operating leases	1,341	537	641	163
Purchase obligations	600	600	—	—
Total contractual cash obligations	$42,687	$41,905	$619	$163

The above table reflects the Company’s contractual obligations as of June 30, 2002. The Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will be sufficient to meet its currently anticipated liquidity requirements through the end of the forbearance agreement August 31, 2002.  Thereafter, if the Company is not able to generate substantially more cash from operations, obtain additional debt financing or equity financing or generate cash through asset sales or other means, and the Company is not able to substantially reduce it cash needs, it is unlikely that the Company will be able to satisfy its anticipated liquidity requirements.  The Company’s failure to meet its liquidity requirements would likely have a material adverse effect upon the Company.

The credit agreement requires that the Company hedge the floating interest rate portion of the credit facility.  The expense associated with this transaction is included in the above table in Credit agreement — estimated interest.  The hedging instrument is described in Note 12 to the financial statements, Derivative Instruments and Hedging Activity under the heading “Interest Rate Risk”.

The credit agreement matures in June 2003.  In June 2002 the entire amount of the bank debt was classified as short term debt.

The “Purchase obligations” in the above table relate to two forward purchase contracts for zinc for use in the galvanizing process at the Peoria facility.  The contracts called for the purchase of a fixed quantity of zinc at a fixed price through the end of December 2002.  In July 2002, the Company bought out the majority of these contracts based on its forecast for zinc usage requirements and the current spot price of zinc.  The remaining obligation to purchase zinc under these contracts less than $0.2 million.

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

Capitalized Software

The Company is in the process of developing engineering software to be used in the design and analysis of tower and pole structures. The amount of unamortized capitalized software included in Other Assets at June 30, 2002 and December 31, 2001 was $1.7 million and $1.6 million, respectively.  Upon the completion of the software, the costs will be amortized over the estimated life of the software.  No amortization was recorded in 2002 or 2001 since the software continues to be developed and has not been placed in service.

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

Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate.  The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $38.2 million of variable rate debt outstanding as of June 30, 2002. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.82 million of increased interest expense, which amount includes a reduction in interest expense of $0.3 million assuming the hedging arrangement described above is in effect. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of June 30, 2002.  Prior to March 2001, the Company did not have any outstanding variable rate debt.

International sales, which accounted for 16.7% and 12.2% of net sales in the second quarter of 2002 and 2001, respectively, are concentrated principally in Mexico and Central America.  International sales accounted for 15.1% and 9.7% of net sales for the first six months of 2002 and 2001, respectively.  To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico.  To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results.  To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers.  Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes.  However, as international business becomes a greater portion of Company’s revenue, exchange rates may have an increased effect on the Company’s revenue.

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

The Company expects a significant increase in steel prices during the second half of 2002. The Company is unable to quantify the amount of this potential increase.  Approximately 20% of the Company’s cost of goods sold are attributable to purchases of raw steel which is primarily used by the Company’s Tower Structures segment in its manufacture of towers and poles.    The Company anticipates being able to pass along a majority of the costs of this potential increase to its customers.  The amount of the increase in steel prices that the Company is not able to pass along to its customers, however, could have a material adverse effect on the Company’s gross margin and operating income.

FORWARD-LOOKING INFORMATION

Matters discussed in this report contain forward-looking statements which reflect management’s current judgment.  Many factors, some of which are discussed elsewhere in this document, could affect the future financial results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained in this document. These factors include operating, legal and regulatory risks, economic, political and competitive forces affecting the telecommunications equipment and fiber optic network industries, the risk that the Company’s analyses of these risks and forces could be incorrect or that the strategies developed to address them could be unsuccessful and risks related to the Company's ability to enter into an amendment to its credit agreement and its possible delisting from the Nasdaq National Market.  Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to the Company’s Securities and Exchange Commission filings.

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

In May 2002, the Company and its bank group agreed to extend the forbearance period until June 30, 2002.  On June 30, 2002, the parties entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants. During this forbearance period, the applicable margin for the base rate loans was increased from 1.25% to 1.75% and the applicable margin for the Eurodollar rate loans was increased from 3.5% to 4.0%.

The Company and its bank lenders continue to negotiate amendments to the credit agreement that would revise the EBITDA covenant and other provisions of the agreement.  If the Company is not able to reach agreement with its bank lenders on or before August 31, 2002, regarding these amendments and a related waiver of the default, or the forbearance period is not extended, the lenders will, following that date, be able to exercise any and all remedies they may have under the credit agreement in the event of a default.  These remedies include terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement and foreclosing upon their collateral.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 9, 2002.  The following matters were voted upon:

Proposal 1: Election of Directors.  The following nominees were elected to serve as directors of the Company, to serve until the next annual meeting or until their successors are elected and qualified, by the following vote:

Nominee	For	Withheld

Stephen E. Gorman	39,101,039	586,976

John H. Laeri	39,127,481	560,534

Michael E. Levine	38,172,546	1,515,469

Gene Locks	39,100,969	587,046

Brian B. Pemberton	38,104,926	1,500,089

Jordan Roderick	39,101,961	586,054

Alan Schwartz	39,111,169	576,846

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

On June 7, 2002 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K included as exhibits the Fifth Amendment to Credit Agreement and Amendment to Forbearance Agreement, dated as of May 31, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein and two press release issued June 4, 2002 and

June 7, 2002 announcing the amendments to the Forbearance Agreement and Credit Agreement.

On June 21, 2002 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K included as an exhibit a press release issued June 20, 2002 announcing, among other things, the Company’s intention to take necessary action to maintain listing on the Nasdaq National Market.

On July 1, 2002 the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K included as exhibits the Sixth Amendment to Credit Agreement and Amendment to Forbearance Agreement, dated as of June 30, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent and a press release issued July 1, 2002 announcing, among other things, the execution of the Sixth Amendment to Credit Agreement and Amendment to Forbearance Agreement and the Company’s engagement of Peter J. Solomon Company Limited to assist the Company in exploring strategic alternatives.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: August 14, 2002	/s/ Brian B. Pemberton
Brian B Pemberton
Chief Executive Officer

/s/ Alan R. Dix
Alan R. Dix
Chief Financial Officer