Form 10-Q
period 2002-09-30
ROHN INDUSTRIES INC
filed 2002-11-15
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Shares Outstanding as of November 12, 2002
Common Stock $.01 par value	40,888,814

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

ROHN Industries, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net sales	$25,843	$53,407	$87,048	$197,203
Cost of products sold	25,893	44,805	83,350	158,769
Gross profit	(50)	8,602	3,698	38,434
Operating expenses:
Selling expenses	2,996	2,707	5,737	7,939
General and administrative expenses	2,890	2,977	10,044	11,368
Operating (loss) / income	(5,936)	2,918	(12,083)	19,127

Interest expense	852	1,233	2,527	2,551
Interest income	72	112	118	542
Other Income	170	—	170	—
(Loss) / income before income taxes and extraordinary item	(6,546)	1,797	(14,322)	17,118

Income tax (benefit) / provision	(2,521)	655	(5,514)	6,554
(Loss) / income before extraordinary item	(4,025)	1,142	(8,808)	10,564
Extraordinary charge from early extinguishment of debt, net of income tax benefit of $841	—	—	—	1,344
Net (loss) / income	(4,025)	1,142	(8,808)	9,220

Earnings per share
Basic:
(Loss) / income before extraordinary item	$(0.10)	$.03	$(0.21)	$.23
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	—	.03
Net (loss) / income	$(0.10)	.03	$(0.21)	.20

Diluted:
(Loss) / income before extraordinary item	$(0.10)	.03	$(0.21)	.23
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	—	.03
Net (loss) / income	$(0.10)	$.03	$(0.21)	$.20

Weighted average number of shares outstanding:
Basic	41,230	40,896	41,103	45,635

Diluted	41,310	41,428	41,188	46,181

The accompanying notes are an integral part of these statements.

ROHN INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$370	$1,711
Accounts, notes and other receivables, less allowance for doubtful accounts of $4,034 in 2002 and $3,172 in 2001	22,709	39,006
Inventories	22,665	31,579
Prepaid Income Taxes	5,506	2,835
Current deferred income taxes	5,786	5,370
Prepaid expenses	1,370	1,087
Total Current Assets	58,406	81,588
Plant and equipment, net	40,003	43,118
Other assets	4,736	5,326
Long term assets of discontinued operations	2,086	2,086
Total Assets	$105,231	$132,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term liabilities	$37,415	$6,000
Accounts payable	12,840	12,911
Accrued liabilities and other	8,354	12,251
Deferred revenue	606	2,074
Liabilities of discontinued operations	119	168
Total Current Liabilities	$59,334	$33,404

Long-Term Debt and other obligations	—	44,320
Nonpension post retirement benefits	4,353	3,854
Total Liabilities	$63,687	$81,578
Stockholders’ Equity:

Common Stock, $0.01 par value—80,000 shares authorized—40,889 and 40,799 shares issued and outstanding in 2002 and 2001	412	412
Capital Surplus	13,920	13,731
Retained earnings	31,198	40,249
Accumulated other comprehensive loss	(1,483)	(976)
Less—Treasury stock, 380 and 430 shares in 2002 and 2001, at cost	(2,384)	(2,691)
—Unearned portion of restricted stock	(119)	(185)
Total Stockholders’ Equity	$41,544	$50,540
Total Liabilities and Stockholders’ Equity	$105,231	$132,118

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)
(unaudited)

Statement of Changes in Stockholder’s Equity

September 30, 2002

								Accumulated
	Common Stock							Other	Total
	Shares		Paid In	Retained	Treasury Stock		Restricted	Comprehensive	Stockholder’s
	Issued	Amount	Capital	Earnings	Shares	Amount	Stock	Items	Equity

Balance as of December 31, 2001	41,229	412	13,731	40,249	(430)	(2,691)	(185)	(976)	50,540

Comprehensive gain /(loss):
Net (loss)				(8,808)					(8,808)
Gain / (loss) on derivative instrument, net of tax benefit of $44,734								(71)	(71)
Gain / (loss) on exchange rate fluctuation for the Mexico entity net of tax benefit of $273,081								(436)	(436)
Net Gain / (loss)		0	0	(8,808)		0	0	(507)	(9,315)

Treasury Shares Repurchases
Fees Paid in Treasury Share Repurchase
Issuance of Restricted Stock	40		23				(23)
Amortization of Restricted Shares							89		89
Retirement of Stock
Cash Dividends
Restricted Stock Cancelled
Director’s Stock Plan			157						157
Stock Options Exercised				(243)	50	307			64
Stock Options Tax Benefit			9						9

Balance as of September 30, 2002	41,269	412	13,920	31,198	(380)	(2,384)	(119)	(1,483)	41,544

Statement of Changes in Stockholder’s Equity

September 30, 2001

								Accumulated
	Common Stock							Other	Total
	Shares		Paid In	Retained	Treasury Stock		Restricted	Comprehensive	Stockholder’s
	Issued	Amount	Capital	Earnings	Shares	Amount	Stock	Items	Equity

Balance as of December 31, 2000	53,412	534	13,180	93,998	(596)	(3,659)	(362)		103,691

Comprehensive gain / (loss):
Net Income				9,220					9,220
Gain/(loss) on derivative instrument, net of tax benefit of $418,173								(668)	(668)
Net Gain / (loss)				9,220				(668)	8,552

Treasury Shares Repurchases					(12,222)	(50,416)			(50,416)
Fees Paid in Treasury Share Repurchase				(15)		(1,220)			(1,235)
Issuance of Restricted Stock	40		138				(138)		—
Amortization of Restricted Shares							234		234
Retirement of Stock	(12,222)	(122)		(51,514)	12,222	51,636			—
Cash Dividends									—
Restricted Stock Cancelled									—
Director’s Stock Plan			286						286
Stock Options Exercised	6		15	(608)	166	968			375
Stock Options Tax Benefit			217						217

Balance as of September 30, 2001	41,236	412	13,836	51,081	(430)	(2,691)	(266)	(668)	61,704

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30 2002	September 30 2001

Cash Flows from Operating Activities:
Net (loss) / income	$(8,808)	$9,220
Adjustments for non-cash items included in net income:
Depreciation and amortization	4,193	3,511
Restricted stock earned	89	234
Provision for doubtful accounts	1,711	1,088
Provision for excess and obsolete inventory	—	28
Extraordinary charge from early extinguishment of debt	—	1,344
Non-pension post retirement benefits	499	585
Other non-cash items	57	217
Increase and decrease in operating requirements:
Accounts receivable	14,586	1,275
Inventories	8,914	6,843
Prepaid income taxes	(2,671)	—
Prepaid expenses	(126)	(154)
Deferred income taxes	(98)	(792)
Deferred revenue	(1,468)	(1,194)
Accounts payable	121	(9,541)
Accrued liabilities and Other	(4,723)	(2,632)
Net discontinued operations	(49)	(1,135)
Other	7	33
Net cash provided by operating activities	$12,234	$8,930
Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds	(258)	(13,004)
Capitalized software	(92)	(882)
Other	—	—
Net cash used in investing activities	$(350)	$(13,886)
Cash Flows from Financing Activities:
Repayment of term loan / long term debt	(4,000)	(5,922)
Net repayment of revolver debt	(8,905)	—
Early extinguishment of debt	—	(10,911)
Capitalized tender offer transaction costs	—	(1,035)
Proceeds from issuance of debt, net of issuance costs	—	59,642
Purchase of treasury shares	—	(50,416)
Capitalized bank fees	(193)	—
Decrease in bank overdrafts	(192)	—
Issuance of common stock, including treasury shares reissued	65	375
Net cash used in financing activities	$(13,225)	$(8,267)
Net (decrease) in cash and cash equivalents	(1,341)	(13,223)
Cash and cash equivalents, beginning of period	1,711	19,081
Cash and cash equivalents, end of period	$370	$5,858
Supplemental disclosures of cash flow information:
Cash paid during the first nine months for:
Interest	$2,277	$1,953
Income taxes	$208	$6,004

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

The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001.  The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  This included reclassifying professional services expenses in the Construction Services segment for the Commonwealth of Pennsylvania project from SG&A expenses to cost of sales.  The expenses are for third party outside services to provide on site management of the project and are direct expenses associated with the project.  The financial impact of the reclassification is detailed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Equipment Enclosures segment also produces “multi-wide” enclosures.  Multi-wide enclosures require a significant installation process at the site.  In this situation revenue is recognized on the percentage of completion method with each site considered a separate earnings process.  The revenue associated with the manufacture of the modules is recognized when the enclosure modules have been manufactured, are available for shipment and the title and risk of loss have passed to the customer. Revenue recognized in the Equipment Enclosure segment for “multi-wide” enclosures using the percentage of completion method was $0.5 million in the third quarter of 2001.  There was no revenue recognized under the percentage of completion method in the third quarter 2002.  The revenue associated with the installation is recognized when the enclosure installation is complete and the site has been accepted by the customer.  Gross margin is recognized proportionately with the revenue based on the estimated average gross margin percentage of the total site (manufacture and installation).

(3)           Principles of Consolidation

The financial statements include the consolidated accounts of ROHN Industries, Inc. and its subsidiaries (“ROHN” or the “Company”).  All significant inter-company transactions have been eliminated in consolidation.

(4)           Net Income Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period.  Diluted earnings per share were calculated by including the effect of all dilutive securities.  For the nine months ended September 30, 2002 and 2001, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 85,000 and 547,000, respectively.  For the three months ended September 30, 2002 and 2001, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 80,000 and 532,000, respectively.  The Company had outstanding stock options as of September 30, 2002 and 2001 of 3,152,000 and 2,358,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)           Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.  Inventory costs include material, labor and factory overhead.

	Total Inventories (In thousands)
	September 30, 2002	December 31, 2001
	(unaudited)

Finished goods	$13,942	$19,689
Work-in-process	4,281	5,874
Raw materials	4,442	6,016
Total Inventories	$22,665	$31,579

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

(7)           Business Segment Information

The Company operates in three business segments:  Tower Structures, Equipment Enclosures and Construction Services.  The segments are managed as strategic business units due to their distinct processes and potential end-user application.  The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a world-wide sales, marketing and distribution effort.  The Equipment Enclosures segment includes manufacturing plants in Bessemer, Alabama and Casa Grande, Arizona (the Casa Grande facility was idled at the end of 2001) and has a sales, marketing and distribution effort separate from the Towers Structures segment’s sales and marketing resources. In October 2002, the Company announced its intention to close the Bessemer, Alabama facility and exit the Equipment Enclosures business by the end of 2002.  On November 11, 2002, the Company announced it had entered into an agreement to sell the Casa Grande facility where it had previously manufactured equipment enclosures (see Note 12 – Subsequent Events).  The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares a sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment.  In the second quarter of 2002, the Company transferred the turn-key construction portion of its operations in Mexico to a third party wireless services firm.  The Company’s operations in Mexico continue to focus on the sale and erection of towers.

Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those followed by the Company.  The Company evaluates segment performance based on earnings before interest and taxes.  Inter-segment transactions are recorded at prices negotiated between segments.

For the three months ended September 30, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total
(unaudited)

2002
Net sales	$11,077	$6,562	$9,616	$(1,412)	$25,843
Operating (loss) / income	(6,790)	(355)	1,209		(5,936)
Depreciation and amortization	1,173	218	(3)		1,388
Capital expenditures (2)	0	0	0		0
Segment assets at September 30, 2002	$86,230	$10,850	$9,401	$(1,250)	$105,231

2001
Net sales	$22,692	$20,887	$14,786	$(4,958)	$53,407
Operating income	641	1,616	661		2,918
Depreciation and amortization	886	348	21		1,255
Capital expenditures (2)	1,446	174	48		1,668
Segment assets at December 31, 2001	$107,245	$15,397	$10,976	$(1,500)	$132,118

For the nine months ended September 30, (Dollars in thousands)	Tower Structures	Equipment Enclosures	Construction Services	Inter Segment Sales (1)	Total
(unaudited)

2002
Net sales	$39,209	$19,725	$34,361	$(6,247)	$87,048
Operating (loss) / income	(13,811)	(1,231)	2,709	250	(12,083)
Depreciation and amortization	3,348	665	180		4,193
Capital expenditures (2)	350	0	0		350
Segment assets at September 30, 2002	$86,230	$10,850	$9,401	$(1,250)	$105,231

2001
Net sales	$71,874	$94,595	$45,201	$(14,467)	$197,203
Operating income	3,652	11,722	3,753		19,127
Depreciation and amortization	2,563	900	48		3,511
Capital expenditures (2)	7,937	4,907	160		13,004
Segment assets at December 31, 2001	$107,245	$15,397	$10,976	$(1,500)	$132,118

(1)                                  For purposes of the M,D&A discussion and customer segment revenue discussion, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(2)           Net of asset dispositions and retirements.

(8)           Debt

On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company’s self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company’s purchase of shares in the offer and from the UNR Asbestos Disease Claims Trust (the “Trust”), the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.  The Company borrowed $61.25 million of the total $75.0 million aggregate availability under the credit facility as of the second quarter 2001.  As of September 30, 2002 the total outstanding debt under the credit facility was $37.4 million, a reduction of $23.9 million.  Bank fees associated with the initial credit facility totaled $1.6 million.  The bank fees associated with the amended credit agreement totaled $0.2 million.  The fees were included in Other Assets and are being amortized over the duration of the credit agreement.  The unamortized balance included in Other Assets at September 30, 2002 was $0.8 million.

At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement.  Two forbearance agreements were signed with the bank group during the fourth quarter.  On January 10, 2002, all parties approved an amendment to the credit agreement.  By April 2002, the Company realized that as of April 30, 2002, it would not be in compliance with its covenant related to minimum EBITDA.  Consequently, in April 2002, the Company entered into a forbearance agreement with its bank group pursuant to which the bank lenders agreed to forbear until May 31, 2002, from enforcing any remedies as a result of the Company’s failure to comply with such financial covenants.  In May 2002 this forbearance agreement was extended until June 30, 2002.  On June 7, 2002, all parties approved an amendment to the credit agreement which reduced the revolving credit facility to $25 million.  On June 30, 2002, all parties approved an additional amendment to the credit agreement which further reduced the revolving credit facility to $23 million and modified the definition of the borrowing base to provide the Company with up to $1.5 million of additional borrowing capacity.  On June 30, 2002, the parties also entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.  On August 30, 2002 the parties entered into an amendment to the credit agreement and amendment to the forbearance agreement under which the lenders agreed to extend this forbearance period until October 31, 2002. On October 30, 2002 the parties agreed to further extend the forbearance period under the current forbearance agreement until November 8, 2002.  On November 6, 2002 the parties entered into an amendment to the credit agreement and forbearance agreement, under which the lenders agreed to extend the forbearance period until January 31, 2003.  The amendment and forbearance fee was $500,000 payable in two installments.  The first payment of $125,000 was due upon signing the amendment.  The second payment of $375,000 will be due on December 31, 2002.  The second payment of the fee will be waived if the aggregate amount of the revolver loan and the term loan does not exceed $23.5 million on December 31, 2002.

The terms of the credit agreement summarized below reflect the modifications made by the January 2002, June 2002, August 2002 and November 2002 amendments.

Availability.  Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for eligible inventory may not exceed $10,000,000 for the period through and including November 29, 2002, $9,500,000 for the period commencing on November 30, 2002 through and including December 30, 2002, and $7,500,000 for the period commencing on December 31, 2002 and continuing thereafter) plus (iii) an over advance amount determined as follows: $2.75 million for the period November 1, 2002 through November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes.  Even though there was $2.9 million in availability under the revolving facility, not including the $1.5 million over advance availability provided for under the borrowing base formula, as of September 30, 2002, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement by reducing advances against eligible accounts receivable or eligible inventory based on the results of a field audit, if all of the conditions for an advance or further loans are not satisfied, or if an event of default exists.  The Company’s revolving loan commitment amount is $21.5 million for the period through November 15, 2002, and reduces to $20.0 million for the period November 16, 2002, through December 15, 2002, to $18.0 million for the period December 16, 2002, through December 30, 2002, and to $16.0 million for the period December 31, 2002 through January 31, 2003. Under the revolving loan commitment, the Company may request the issuance of letters of credit in the amount not to exceed $5.0 million for all letters of credit and $1.25 million for letters of credit solely for bonding purposes.

Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. During the current forbearance period, the applicable margin is 4.00% for Eurodollar rate loans and 1.75% for base rate loans.  Borrowings under the revolving credit facility which are in excess of the amounts which may be advanced for eligible accounts receivable and eligible inventory bear interest at a rate per annum equal to the applicable margin for base rate loans plus 3%.

Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on June 30, 2003. Scheduled repayments of the term loan consist of a payment of $1.5 million on December 2, 2002, a payment of $2.0 million on January 2, 2003, monthly installments of $500,000 on the first day of the month commencing in February 2003 with the remaining unpaid balance of the term loan $11.0 million due on June 30, 2003.

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

                The Company’s credit agreement amendment entered into on November 6, 2002, added additional covenants including a covenant for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and to be not less than $18.1 million for the three month period ending December 31, 2002;  a covenant for cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and to be not less than $25.8 million for the three month period ending December 31, 2002; and a covenant for cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and not to exceed $23.1 million for the three month period ended December 31, 2002.

                The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non–guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

The Company’s fixed charge coverage ratio covenant provides that the Company’s ratio of EBITDA to fixed charges may not be less than 0.35 to 1.00 as of the end of the fiscal quarter ended March 31, 2002, 0.75 to 1.00 as of the end of the two consecutive fiscal quarters ended June 30, 2002, 0.85 to 1.00 as of the end of the three consecutive fiscal quarters ended September 30, 2002, 0.90 to 1.00 as of the end of the twelve month period ended December 31, 2002 and  1.00 to 1.00 as of the end of the twelve month period ended March 31, 2003.  Fixed charges includes amounts paid by the Company for interest expense, capital leases, principal debt repayments, capital expenditures, taxes paid and dividends paid.  The Company’s EBITDA to fixed charges ratio at the end of the third quarter as calculated for purposes of this covenant was a negative value and was not in compliance with the covenant.

The Company’s net worth covenant provides that the Company’s net worth may not at any time be less than $78.4 million less the reduction to shareholders equity of the Company directly resulting from the purchase of shares in the dutch-auction plus the fees associated with the repurchase of shares in the dutch-auction and the associated credit agreement plus 75% of the Company’s consolidated net income for that fiscal quarter (if the Company had positive net income during that quarter).  This net worth covenant required a minimum net worth as of September 30, 2002 of $49.1 million.  The Company’s net worth as of that date, as calculated for purposes of this covenant, was $41.5 million, which was not in compliance with the covenant.

The Company’s Total Debt to EBITDA Ratio provides that the Company’s ratio of EBITDA to the aggregate outstanding principal amount of all debt of the Company and its subsidiaries may not be greater than 3.25 to 1.00 for the four consecutive fiscal quarters ended March 31, 2002, greater than 6.70 to 1.00 for the four consecutive fiscal quarters ended June 30, 2002, 6.60 to 1.00 for the four consecutive fiscal quarters ended September 30, 2002, 3.45 to 1.00 for the four consecutive fiscal quarters ended December 31, 2002, and 3.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2003.  The Company’s Total Debt to EBITDA Ratio at September 30, 2002, as calculated for purposes of this covenant, was a negative value and was not in compliance with the covenant.

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

On August 30, 2002 the Company announced that it had entered into an agreement with its bank lenders to amend the credit amendment and the forbearance agreement.  Under the amendment to the forbearance agreement, the bank lenders had agreed to extend until October 31, 2002 the period during which they will forbear from enforcing any remedies under the credit agreement arising from ROHN’s breach of financial covenants contained in the credit agreement.  The amendment to the credit agreement also modified the definition of the borrowing base to provide for an over advance on the revolving portion of the credit facility in the amount of up to $1.5 million.

On October 30, 2002, the bank lenders delivered to the Company a proposed new amendment to the credit agreement.  On November 1, 2002 the Company announced that it had entered into another extension to its forbearance agreement with its bank lenders.  The bank lenders agreed to extend the forbearance period under the current forbearance agreement until November 8, 2002 while the Company reviewed the terms of the proposed new amendment.

On November 6, 2002 the Company and its bank lenders entered into an amendment to the credit agreement and amendment to the forbearance agreement.  The amendment to the forbearance agreement extended the forbearance period to January 31, 2003.  The applicable margin during the forbearance period will be 1.75% for the base rate loan and 4.00% for the Eurodollar loan.  The agreement provides for an over advance on the revolver loan of $2.75 million for the period November 1, 2002 through and including November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003.  The revolving loan commitment amount was reduced to $21.5 million for the period through and including November 15, 2002, reduced to $20.0 million for the period November 16, 2002, through December 15, 2002, reduced to $18.0 million for the period December 16, 2002, through December 30, 2002, and reduced to $16.0 million for the period December 31, 2002 through January 31, 2003.  The term loan repayment schedule was modified to include payments of $1.5 million on December 2, 2002, $2.0 million on January 2, 2003, and $0.5 million on the first day of the month commencing in February 2003, through June 2003.  The balance of the term loan will be due on June 30, 2003.  The amendment provided letters of credit in the amount not to exceed $5.0 million for all letters of credit including up to $1.25 million for letters of credit solely for bonding purposes.  The amendment also included covenants for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and cumulative sales to be not less than $18.1 million for the three month period ending December 31, 2002.  Cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and cumulative collections to be not less than

$25.8 million for the three month period ending December 31, 2002.  Cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and cumulative loan disbursements not to exceed $23.1 million for the three month period ended December 31, 2002.  The amendment and forbearance fee was $500,000 payable in two installments.  The first payment of $125,000 was due upon signing the amendment.  The second payment of $375,000 will be due on December 31, 2002.  The second payment of the fee will be waived if the aggregate amount of the revolver loan and the term loan does not exceed $23.5 million on December 31, 2002.

                If the Company is not able to reach agreement with its bank lenders on or before January 31, 2002, regarding a further amendment to its credit agreement and a related waiver of its default under the credit agreement, or the forbearance period is not further extended, the lenders will, following that date, be able to exercise any and all remedies they have under the credit agreement, including terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement, and foreclosing upon their collateral.

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

(10)         Severance Expense

In the fourth quarter 2001, as part of separation agreements with certain employees impacted by the Company’s reduction in workforce, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.6 million of this reserve was paid out for salary and benefits in the first half of 2002, resulting in a severance reserve balance as of June 30, 2002 of $0.41 million.  An additional $0.15 million of this reserve was paid out for salary and benefits in the third quarter 2002, resulting in a severance reserve balance as of September 30, 2002 of $0.26 million.  The remaining reserve will be paid out in 2002.

(11)         Derivative Instruments and Hedging Activity

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

Interest Rate Risk On March 8, 2001, the Company entered into a new credit facility which required quarterly interest payments at a floating rate of interest. The credit agreement required the Company to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility. On April 18, 2001, the Company entered into a floating-to-fixed interest rate swap on a notional amount of $30 million. The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment. The swap agreement is 100% effective and, thus, no amount has been recognized in current earnings for the quarter for ineffectiveness and no amount of the loss on the swap was excluded from the assessment of hedge effectiveness. As of September 30, 2002, $0.2 million of deferred losses (net of tax benefit) included in equity (“Accumulated Other Comprehensive Loss”) is expected to be reclassified to current earnings

(“Interest Expense”) over the next twelve months. No hedges were discontinued during the quarter ended September 30, 2002.

Accounting Policy The swap is recognized on the balance sheet at fair value. On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid. Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.

(12)         Subsequent Events

As previously disclosed, the Company has retained Peter J. Solomon Company Limited to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination or restructuring involving the Company.  The Company intends to consummate a sale of substantially all the assets of the Company and its subsidiaries by December 31, 2002 in one or more transactions, although there can be no assurance that the Company will be able to do so.  The Company expects that the proceeds of any such transaction will be used to repay the Company's creditors and that it is unlikely that any such transaction will result in a dividend or other distribution to the Company's shareholders.

At the close of trading on Friday October 11, 2002, the Company’s common stock ceased trading on the Nasdaq National Market.  On Monday, October 14, 2002, the Company’s common stock began trading on the Nasdaq SmallCap Market.  The transfer of the Company's common stock from the Nasdaq National Market to the Nasdaq SmallCap Market was in response to a June 13, 2002 notice from Nasdaq that the Company's common stock would be delisted from the Nasdaq National Market if the Company failed to regain compliance with Nasdaq National Market's minimum $1.00 bid price requirement.

On October 16, 2002, the Company announced that in response to continued reductions in customer capital spending it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business.  The Alabama plant closing will reduce the Company’s workforce by approximately 100 positions.  The Company anticipates that the plant closure will be completed by December 31, 2002.  The manufacturing facility in Bessemer has been offered for sale.  The costs related to the closure of the facility and exiting the equipment enclosure business will result in an estimated pre-tax charge of $10 million to $12 million and estimated one-time earnings per share charges of $0.24 to $0.29 per basic and diluted share in the fourth quarter.  On an after tax basis, these estimated charges will be $6.0 to $7.5 million and $0.15 to $0.18 per basic and diluted share.

On October 30, 2002, the bank lenders delivered to the Company a proposed new amendment to the credit agreement.  On November 1, 2002 the Company announced that it had entered into another extension to its forbearance agreement with its bank lenders.  The bank lenders agreed to extend the forbearance period under the current forbearance agreement until November 8, 2002 while the Company reviewed the terms of the proposed new amendment.

The Company maintains a defined benefit pension plan for its non-bargaining unit employees at its Peoria and Frankfort facilities.  On November 1, 2002, the Company received a report from the plan actuaries for the pension plan for the year ended September 30, 2002.  The report stated that due to the continued poor performance of the equity markets and reductions in the discount rate used in determining the actuarial present value of accumulated benefit obligations, the Company will be required to record an additional liability of approximately $2.2 million at December 31, 2002.  This will result in a non cash charge to accumulated other comprehensive loss (a component of stockholders’ equity) of approximately $1.4 million after-tax, or approximately $0.03 per basic and diluted share.  Additionally, the Company will be required to make pension plan installment contributions totaling $0.5 million to the pension plan for the year ending September 30, 2003.  Approximately $350,000 of this amount will be contributed in four equal installments in 2003 with the balance due in June, 2004.  As the Company had previously announced, it had engaged Peter J. Solomon Limited to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination, or restructuring involving the Company.  The strategic alternatives being considered by the Company may result in the termination of the pension plan for its non-bargaining unit Employees.  The Company’s pension plan actuaries have determined that if the plan is terminated, the Company would be required to make an additional cash contribution to the plan totaling approximately $4.5 million at the time of the termination of the plan based upon the fair market value of the plan assets and interest rates in effect on September 30, 2002.

On November 6, 2002 the Company and its bank lenders entered into an amendment to the credit agreement and amendment to the forbearance agreement.  The amendment to the forbearance agreement extended the forbearance period to January 31, 2003.  The applicable margin during the forbearance period will be 1.75% for the base rate loan and 4.00% for the Eurodollar loan.  The agreement provides for an over advance on the revolver loan of $2.75 million for the period November 1, 2002 through and including November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003.  The revolving loan commitment amount was reduced to $21.5 million for the period through and including November 15, 2002, reduced to $20.0 million for the period November 16, 2002, through December 15, 2002, reduced to $18.0 million for the period December 16, 2002, through December 30, 2002, and reduced to $16.0 million for the period December 31, 2002 through January 31, 2002.  The term loan repayment schedule was modified to include payments of $1.5 million on December 1, 2002, $2.0 million on January 31, 2003, and $0.5 million on the first day of the month commencing in February 2003, through June 2003.  The balance of the term loan will be due on June 30, 2003.  The amendment provided letters of credit in the amount not to exceed $5.0 million for all letters of credit including up to $1.25 million for letters of credit solely for bonding purposes.  The amendment also included covenants for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and cumulative sales to be not less than $18.1 million for the three month period ending December 31, 2002.  Cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and cumulative collections to be not less than $25.8 million for the three month period ending December 31, 2002.  Cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and cumulative loan disbursements not to exceed $23.1 million for the three month period ended December 31, 2002.  The amendment and forbearance fee was $500,000 payable in two installments.  The first payment of $125,000 was due upon signing the amendment.  The second payment of $375,000 will be due on December 31, 2002.  The second payment of the fee will be waived if the aggregate amount of the revolver loan and the term loan does not exceed $23.5 million on December 31, 2002.

If the Company is not able to reach agreement with its bank lenders on or before January 31, 2002, regarding a further amendment to its credit agreement and a related waiver of its default under the credit agreement, or the forbearance period is not further extended, the lenders will, following that date, be able to exercise any and all remedies they have under the credit agreement, including terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement, and foreclosing upon their collateral.

On November 11, 2002, the Company announced that it had entered into an agreement to sell the real estate, improvements, and equipment located at its facility in Casa Grande, Arizona where it had previously manufactured equipment enclosures.  The Company anticipates that the closing on this sale will take place prior to December 31, 2002.  This sale transaction is subject to normal inspection and other conditions to closing.  This sale will result in an estimated pretax loss of approximately $4.2 million.

In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project.  The potential problems involved the procedures that were utilized by specific testing companies.  The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem.  The Company does not believe that there is a material financial exposure associated with this potential problem.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three and nine month periods ended September 30, 2002 and 2001.  These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

The Company is a leading manufacturer and installer of infrastructure products for the communications industry. The Company’s products are used by a range of communications providers serving the Internet, cellular telephone, Personal Communications Systems (“PCS”), Enhanced Specialized Mobile Radio (“ESMR”), paging, radio and television broadcast, wireless cable, private microwave, and other businesses.  The Company’s principal product lines are tower structures, equipment enclosures, and construction services.

The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income. Certain prior year amounts have been reclassified to conform with the current year presentation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	100.2	83.9	95.8	80.5
Gross profit	(0.2)	16.1	4.2	19.5
Selling, general & administrative expense	22.8	10.6	18.1	9.8
Operating (loss) / income	(23.0)	5.5	(13.9)	9.7
Interest expense	3.3	2.3	2.9	1.3
Interest income	0.3	0.2	0.1	0.3
Other Income	0.7	—	0.2	—
(Loss) / income before income taxes and extraordinary item	(25.3)	3.4	(16.5)	8.7
Income tax (benefit) / provision	(9.7)	1.3	(6.4)	3.3
(Loss) / income before extraordinary item	(15.6)	2.1	(10.1)	5.4
Extraordinary charge from early extinguishmentof debt, net of tax benefit	—	—	—	0.7
Net (loss) / income	(15.6)%	2.1%	(10.1)%	4.7%

For the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net sales for the third quarter ended September 30, 2002 were $25.8 million compared to $53.4 million in the third quarter of 2001, a decrease of $27.6 million or 52%.  The decrease in sales by business segment was as follows:

For the three months ended September 30, (Dollars in thousands)	2002	2001	Dollar (Decrease)	Percentage (Decrease)

Tower Structures	$11,077	$22,692	$(11,615)	(51.2)%
Equipment Enclosures	6,562	20,887	(14,325)	(68.6)%
Construction Services	8,204	9,828	(1,624)	(16.5)%
Total	$25,843	$53,407	$(27,564)	(51.6)%

The decrease in sales in the Tower Structures segment was primarily the result of the significant reduction in capital spending throughout the telecommunications industry.  Sales to build to suit customers were down significantly from the same period in 2001.  International sales, which consist primarily of sales of tower structures, were also down significantly, dropping to $2.1 million in the third quarter of 2002 compared to $8.1 million for the same period in 2001.  The mix of products sold in the Towers Structures segment during the quarter shifted from large multi-carrier towers to smaller structures, which generated lower revenue per site.  Tapered Steel Poles, which generate lower revenue per site than traditional tower products, increased to 39.6% of tower structure revenue in the third quarter compared to 11.5% for the third quarter in 2001.  The decrease in sales in the Equipment Enclosures segment was primarily due to reduced fiber-optic sales.  On October 16, 2002, the Company announced that it will close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business.  The Company is no longer accepting orders for equipment enclosures and has begun to wind down operations at its Bessemer facility.  The Company anticipates that the plant closure will be completed by December 31, 2002.  The Bessemer facility, along with all of the properties at the Casa Grande facility, has been listed for sale.  On November 11, 2002, the Company announced it had entered into an agreement to sell the Casa Grande facility (see Note 12, Subsequent Events).  Construction segment sales were down slightly from the prior year due to lower revenue in Mexico and construction delays initiated by the Commonwealth of Pennsylvania early in the quarter related to the project.  The Commonwealth of Pennsylvania project at mid year shifted priority on specific sites causing delays as assets were redeployed.  By the end of the third quarter, the Company had resumed its work on the Commonwealth of Pennsylvania project.  The Company estimates completion of this project in the first half of 2003.

Gross margin for the third quarter of 2002 was a negative $0.05 million compared to a positive $8.6 million in the third quarter of 2001, a decrease of $8.7 million.  The third quarter 2002 included a charge of $0.6 million for the testing and repairs of internal flange poles which the Company had previously considered to be substantially completed.  The total cost of the project as of the end of the third quarter was $3.7 million compared to the original estimate of $3.1 million.  There were approximately twelve poles remaining to be tested and as necessary repaired as of the end of the third quarter.  The additional cost to complete the testing and repair of the remaining poles is estimated to be less than $50,000.  The testing and repair of these poles is expected to be completed during the fourth quarter 2002.  In early November the Company became aware of potential problems with the testing of certain internal flange poles (see Note 12 – Subsequent Events).  The Company also incurred $0.15 million of expense in the maintenance of the Casa Grande, Arizona facility that also negatively impacted gross margin in the third quarter of 2002.  As a percentage of revenue, gross margin was a negative 0.2% for the third quarter of 2002 compared to 16.1% for the same period a year ago. Excluding the $0.6 million charge for the testing and repair of the internal flange poles and the $0.15 million of expense for the Casa Grande facility, gross margin for the third quarter was 2.7%.  The adjusted gross margin of 2.7% was less than the adjusted gross margin for the second quarter of 2002 of 8.4%.  This decrease in gross margin is the result of a combination of lower pricing, especially in the Tower Structures Segment, and lower volume.  The lower volume impacted the gross margin due to lower absorption of fixed manufacturing factory expense.  At the end of the second quarter 2002, the Company expected a significant increase in steel prices, but anticipated that it would be able to pass along much of this increase to customers in the form of higher prices.  However, despite the increase in the cost of steel during the third quarter the Company has been unable to date to pass along the increased raw material cost to its customers.  This increase in steel prices also had a negative impact on gross margin and the Company anticipates that it will continue to have a negative impact on gross margin over the next several quarters.  The Company, however, does not anticipate further increases in raw material costs. The fourth quarter has traditionally been a slower period for the shipment of tower structures and equipment enclosures due to weather delays at construction sites.  As a result the Company anticipates further downward pressure on gross margin due to lower volume in the fourth quarter of 2002.

Gross margin for the Company’s Tower Structures segment was a negative 10.8% for the third quarter of 2002 compared to a positive 20.7% for the same quarter in 2001.  The decrease in gross margin compared to the same period in 2001 was impacted by the decline in volume and the resulting under absorption of factory overhead. During the third quarter, the Tower Structure segment incurred increased costs for certain steel raw material products as well as continued downward pricing pressure due primarily to the over capacity in the industry.  The Company anticipates that the gross margin for the fourth quarter, which is historically weaker than the other quarters due to volume, will continue to be impacted by raw material prices and pricing pressure as well as lower volume.

Gross margin for the Company’s Equipment Enclosures segment was a negative 1.9% for the third quarter of 2002 versus 10.9% for the same period in 2001.  The third quarter included $0.15 million of expense for maintenance of the Casa Grande facility which has been substantially idled since late 2001.  Excluding the expense associated with the Casa Grande facility, the Equipment Enclosures segment gross profit margin was 0.4%.  At the end of the third quarter, all of the properties at the Casa Grande facility continue to be listed for sale with one property being carried on the books as held for sale and the other two properties being carried on the books as held for use.  The on-going expenses associated with maintaining the Casa Grande facility are expected to be $0.20 million per quarter.  On October 16, 2002 the Company announced that it will close the manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business.  The Company anticipates that the plant closure will be completed by December 31, 2002.  The Bessemer facility, along with all of the properties at the Casa Grande facility, has been listed for sale. On November 11, 2002, the Company announced it had entered into an agreement to sell the Casa Grande facility (see Note 12, Subsequent Events).

Gross margin for the Company’s Construction Services segment was 15.4% for the third quarter of 2002 compared to 16.5% for the same period in 2001.   Gross margin for the third quarter 2001 included revenue for incentive awards for the Commonwealth of Pennsylvania project totaling $0.6 million.  Excluding the incentive revenue, the Construction Services segment gross margin for the third quarter 2001 was 10.9%.  Gross margin for 2001 has been reclassified to reflect professional services for the Commonwealth of Pennsylvania project recorded as cost of sales rather than SG&A expense to be consistent with the presentation of these expenses in 2002.  This adjustment negatively impacted gross margin by 4.3 percentage points in the third quarter of 2001.

Selling, general and administrative (“SG&A”) expenses were $5.9 million in the third quarter of 2002 versus $5.7 million in the third quarter of 2001.  As a percentage of revenue, SG&A expenses were 22.8% of sales for the third quarter of 2002 versus 10.6% for the quarter ended September 30, 2001.  In the quarter the Company accrued an incremental $1.65 million for Allowance for Doubtful Accounts.  The additional reserve was for specific accounts, both domestic and international, that the Company determined during the quarter were less likely to be collected.  The Company is actively pursuing legal action against the accounts in order to protect its rights to collect the balance due, but believes that the net value to be realized from the accounts is less than it was at the end of the second quarter.  Included in SG&A expense for the third quarter of 2002 were expenses for consultants $0.4 million ($0.1 million in 2001), legal fees $0.2 million ($0.1 million in 2001), and bank charges and amortization $0.4 million ($0.02 million in 2001).  The incremental Allowance for Doubtful Accounts accrual and the above detailed expenses represent 45% of third quarter SG&A expense (10.3% of revenue). SG&A expenses for the second quarter of 2001 have been reclassified, moving professional expenses for the Commonwealth of Pennsylvania project from SG&A to cost of sales to be consistent with the presentation of these expenses in 2002.  This adjustment positively impacted SG&A expense by 4.3 percentage points as a percentage of sales in the third quarter of 2001.

In the fourth quarter of 2001, as part of the separation agreements with certain employees impacted by the reductions in workforce, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.6 million of this reserve was paid out for salary and benefits in the first half of 2002 resulting in a severance reserve balance as of June 30, 2002 of $0.41 million.  An additional $0.15 million of this reserve was paid out for salary and benefits in the third quarter 2002, resulting in a severance reserve balance as of September 30, 2002 of $0.26 million.  The remaining reserve will be paid out prior to the end of 2002.

In the second quarter, the Company learned that an internal flange pole sold by the Company to one of its customers had collapsed.  As a result, the Company advised the U.S. Consumer Product Safety Commission of this collapse and implemented a comprehensive testing and repair program to help ensure that the internal flange poles that the Company had sold since 1999 conform to the Company’s quality standards.  The issue related to a welding operation that was used exclusively for the Company’s internal flange poles and did not affect any of the Company’s other pole or tower products.  The Company has changed its internal process for the welding and testing of internal flange poles to ensure that all new products met the Company’s quality standards.  The Company initially accrued $3.1 million for this project ($0.4 million in the first quarter and $2.7 million in the second quarter) and anticipated that the total cost for this project would be within the original estimate of approximately $3.1 million.  As of the end of June the Company had incurred $2.6 million of expense for the project.  During the third quarter the Company incurred additional costs of $0.6 million associated with the testing and repair of the internal flange poles were identified.  The total cost through the end of the third quarter was $3.7 million.  There were approximately twelve poles remaining to be tested, and as necessary, repaired as of the end of the third quarter.  The additional costs to complete the testing and repair of the remaining poles is estimated to be less than $50,000.  The testing and repair of these poles is expected to be completed during the fourth quarter 2002. In early November the Company became aware of potential problems with the testing of certain internal flange poles (see Note 12 – Subsequent Events).

In the third quarter the Company collected $170,000 related to the sale of real estate in 1998 for a discontinued business.  The Company was carrying this receivable at zero value.  The collection of the receivable was recorded in the third quarter as Other Income.

Basic and diluted earnings per share in the third quarter of 2002 were a loss of $0.10 as compared to basic and diluted earnings per share of $0.03 in the third quarter of 2001.

For the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Net sales for the nine months ended September 30, 2002 were $87.0 million compared to $197.2 million for the same period in 2001, a decrease of $110.2 million or 55.9%.  The decrease in sales by business segment was as follows:

For the nine months ended September 30, (Dollars in thousands)	2002	2001	Dollar (Decrease)	Percentage (Decrease)

Tower Structures	$39,209	$71,874	$(32,665)	(45.4)%
Equipment Enclosures	19,725	94,595	(74,870)	(79.1)%
Construction Services	28,114	30,734	(2,620)	(8.5)%
Total	$87,048	$197,203	$(110,155)	(55.9)%

The decrease in sales in the Tower Structures segment was primarily the result of the significant reduction in capital spending throughout the telecommunications industry.  Sales to build to suit customers were down significantly.  International revenue, which was primarily tower structures, was $11.4 million in 2002 compared to $22.9 million in 2001.  The product mix was also shifting to smaller structures including an increase in Tapered Steel Poles which generate lower revenue per site than traditional tower products.  Tapered Steel Poles were 25.0% of tower structures during the first nine months of 2002 compared to

6.2% for the same period in 2001.  The decrease in sales in the Equipment Enclosures segment was due to the severe decline in the fiber optics providers market.  The decline began with cancellation of orders in the second quarter of 2001 and with a severe slowing of shipments in the second half of 2001.  Revenue for the Equipment Enclosures segment had been steady at $6.5 million to $6.6 million per quarter for the first three quarters of 2002.  On October 16, 2002 the Company announced that it will close the manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business.  The Company anticipates that the plant closure will be completed by December 31, 2002.  The Bessemer facility, along with all of the properties at the Casa Grande facility, will be listed for sale.  On November 11, 2002, the Company announced it had entered into an agreement to sell the Casa Grande facility (see Note 12, Subsequent Events).  Revenue from the Construction Services segment was down slightly compared to the prior year.  The Commonwealth of Pennsylvania project was slowed during the middle of the year as the priority for the completion of sites was changed and assets were redeployed.  The Commonwealth of Pennsylvania project is expected to be completed in the first half of 2003.

Gross margin for the first nine months of 2002 was $3.7 million compared to $38.4 million in the same period of 2001, a decrease of $34.7 million or 90%.  Included in the cost of sales for the first nine month of the year was $3.7 million for the testing and repair of internal flange poles.  As of the end of September, there are approximately twelve poles remaining to be tested and, as required, repaired.  The estimated cost to complete the testing and repair is less than $50,000. In early November the Company became aware of potential problems with the testing of certain internal flange poles (see Note 12 – Subsequent Events).  As a percentage of revenue, gross margin was 4.2% for the first nine months of 2002 compared to 19.5% for the same period a year ago. Excluding the $3.7 million charge for the testing and repair of the internal flange poles, gross margin for the first nine months of 2002 was 8.4%.  The decline in the operating gross margin was the result of continued price pressure on towers and equipment enclosures, increases in the cost of steel used primarily in tower structures, and lower production rates that effectively absorb less fixed costs.

The Company anticipates that the gross margin for the final quarter will be consistent with the performance of the third quarter.  The Company expects continued price pressure due to over capacity in the industry, a price for raw materials consistent with the third quarter, and continued under absorption of fixed manufacturing expenses due to continued low volume.

Gross margin for the Company’s Tower Structures segment was a negative 1.9% for the first nine months of 2002 versus 23.0% for the same period in 2001.   Excluding the $3.7 million charge for the testing and repair of the internal flange poles, the Tower Structures segment gross margin was 7.4%.  The decrease in gross margin was the result of the decline in volume and the resulting under absorption of factory overhead.  Also, during the third quarter the Company experienced an increase in steel prices.  The Company was not able to pass along this raw material price increase to customers in the form of higher prices.  The Company was under continued downward price pressure due to excess capacity in the industry.

Gross margin for the Company’s Equipment Enclosures segment was a negative 2.1% for the first nine months of 2002 versus 16.5% for the same period in 2001.  The first nine months of 2002 included $0.6 million of expense for the Casa Grande facility which has been substantially idled since late 2001.  Excluding the expense associated with the Casa Grande facility, the Equipment Enclosures segment gross profit margin was 0.9%. On October 16, 2002 the Company announced that it will close the manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business.  The Company anticipates that the plant closure will be completed by December 31, 2002.  The Bessemer facility, along with all of the properties at the Casa Grande facility, will be listed for sale.  The on-going expenses associated with maintaining the Casa Grande facility are expected to be $0.2 million per quarter. On November 11, 2002, the Company announced it had entered into an agreement to sell the Casa Grande facility (see Note 12, Subsequent Events).

Gross margin for the Company’s Construction Services segment was 17.3% for the first nine months of 2002 compared to 20.6% for the same period in 2001.  Gross margin for the first nine months of 2001 included retroactive revenue for incentive awards, management fees, and price adjustments totaling $2.6 million.  Excluding the retroactive revenue items, the Construction Services segment gross margin for the first nine months of 2001 was 12.1%.  Gross margin for 2001 has been reclassified to reflect professional services for the Commonwealth of Pennsylvania project recorded as cost of sales rather than SG&A expense to be consistent with the presentation of these expenses in 2002.  This adjustment negatively impacted gross margin by 3.4 percentage points in the first nine months of 2001.

Selling, general and administrative (“SG&A”) expenses were $15.8 million in the first nine months of 2002 versus $19.3 million in the same period in 2001.  As a percentage of revenue, SG&A expenses were 18.1% of sales for the first nine months of 2002 versus 9.8% for the same period in 2001. In the third quarter of 2002 the Company accrued an incremental $1.65 million for Allowance for Doubtful Accounts.  The additional reserve was for specific accounts, both domestic and international, that the Company determined during the quarter was less likely to be collectable.  The Company is actively pursuing legal action against the accounts in order to protect its rights to collect the balance due, but believes that the net value to be realized from the accounts is less than it was at the end of the second quarter. During the second quarter the Company restructured its operations in Mexico and transferred the turn-key portion of its Mexican construction business to a third party wireless services firm.  As part of this transaction, in the second quarter of 2002 the Company took a charge of $0.8 million for severance expense and asset valuation adjustments related to the restructuring of the Mexico operations.  In the second quarter of 2001 the Company accrued an incremental $0.7 million of bad debt reserve.  Included in the SG&A expenses for the first nine months of 2002 were consulting expense of $1.0 million ($0.1 million in 2001), bank charges and fee amortization of $1.0 million ($0.1 million in 2001), and legal fees of $0.5 million ($0.4 million in 2001).  The three items along with the incremental bad debt expense accrual and the Mexico reorganization charges totals $5.0 million or 32% of SG&A expense for the first nine months of 2002 (5.7% of revenue).  SG&A expenses for the first nine months of 2001 have been reclassified moving professional expenses for the Commonwealth of Pennsylvania project from SG&A to cost of sales to be consistent with the presentation of these expenses in 2002.  This adjustment positively impacted SG&A expense by 3.4 percentage points as a percent of sales for the first nine months of 2001.

In the fourth quarter of 2001, as part of the separation agreements with certain employees impacted by the reductions in workforce, $3.4 million was expensed in cost of sales and SG&A for salary continuation and other benefits.  Of this amount, $1.4 million was paid out in 2001, resulting in a reserve as of December 31, 2001 of $2.0 million.  An additional $1.6 million of this reserve was paid out for salary and benefits in the first half of 2002 resulting in a severance reserve balance as of June 30, 2002 of $0.41 million.  An additional $0.15 million of this reserve was paid out for salary and benefits in the third quarter 2002, resulting in a severance reserve balance as of September 30, 2002 of $0.26 million.  The remaining reserve will be paid out prior to the end of 2002.

In the second quarter, the Company began the testing and, if necessary, the repairs of internal flange poles that it has manufactured and sold since 1999. The Company learned that one of its customers had an internal flange pole that collapsed.  As a result, the Company advised the U.S. Consumer Product Safety Commission and implemented a comprehensive testing program to help ensure that the internal flange poles that the Company had sold since 1999 conform to the Company’s quality standards.  The issue related to a welding operation that was used exclusively for the Company’s internal flange poles and did not affect any of the Company’s other pole or tower products.  The Company has changed the internal process for the welding and testing of the internal flange poles to ensure that all new products met the Company’s quality standards.  Through the end of the second quarter, the Company had accrued $3.1 million for this project ($0.4 million in the first quarter and $2.7 million in the second quarter).  As of the end of June the Company had incurred $2.6 million of expense for the project.  During the third quarter the Company incurred additional costs of $0.6 million associated with the testing and repair of the internal flange poles were identified.  The total cost through the end of the third quarter was $3.7 million.  There were approximately twelve poles remaining to be tested, and as necessary, repaired as of the end of the third quarter.  The additional costs to complete the test and repair of the remaining poles are estimated to be less than $50,000.  The testing and repair of all poles are expected to be completed during the fourth quarter 2002. In early November the Company became aware of potential problems with the testing of certain internal flange poles (see Note 12 – Subsequent Events).

In the third quarter the Company collected $170,000 related to the sale of real estate in 1998 for a discontinued business. The Company was carrying this receivable at zero value. The collection of the receivable was recorded in the third quarter as Other Income.

Basic and diluted earnings per share for the first nine months of 2002 were a loss of $0.21 compared to basic and diluted earnings per share of $0.20 for the first nine months of 2001.  Net earnings in the first nine months of 2001 included the effect of a $1.3 million (net of income tax benefit of $0.8 million), or $0.03 per basic and diluted share, extraordinary charge related to the early extinguishment of debt.

Liquidity and Capital Resources

The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)

	September 30, 2002	December 31, 2001

Cash	$370	$1,711
Working capital	(928)	48,184
Total debt	37,415	50,320
Current ratio	.98 : 1	2.44 : 1

At September 30, 2002, the Company had $37.4 million in bank indebtedness.  The entire amount of the bank debt is classified as short term debt as of June 30, 2002.  The credit agreement provides for a final payment of loan balances on June 30, 2003.  See “Credit Facility” below.

Sources of Liquidity

The Company’s principal sources of liquidity are cash from operations, borrowing under its revolving credit facility and cash on hand.  Net cash provided by operating activities in the first nine months of 2002 increased by $3.3 million to $12.2 million, from $8.9 million for the first nine months of 2001.  Net cash provided by operating activities for the three month period ended September 30, 2002 decreased $0.2 million to $0.8 million from $1.0 million for the three month period ended September 30, 2001.  This cash provided from operations, for both the third quarter and the first nine months of the year, was primarily attributable to decreases in inventory and accounts receivable.  In 2001, the cash flow generated by the reduction of gross working capital was partially offset by a decrease in accounts payable.  In the third quarter of 2002, the Company continued extending payment terms for its trade suppliers.  The change in payment practices added $1.3 million to cash provided from operating activities in the third quarter.  Total accounts payable was $12.8 million dollars at the end of the third quarter with average payments of 58 days compared to average payments of 34 days at the end of September, 2001.

Based on the financial covenants in the Company’s credit agreement and the applicable borrowing base test under the credit agreement, as of September 30, 2002, the Company had $2.9 million of availability under its revolving credit facility excluding up to $1.5 million in over advance availability as compared to $16.3 million of availability under that facility as of September 30, 2001.  Even though there was $2.9 million in availability under the revolving facility excluding up to $1.5 million in over advance availability as of September 30, 2002 and $0.3 million availability as of November 12, 2002, excluding up to $2.75 million in over advance availability, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement.  As of September 30, 2002, the outstanding balance on the term loan portion of the credit facility was $18.0 million and the outstanding balance on the revolving portion of the credit facility was $19.4 million.

As of September 30, 2002, the Company had $0.4 million of cash and marketable securities on hand, as compared to $1.7 million and $0.5 million of cash and marketable securities on hand as of December 31, 2001 and June 30, 2002, respectively.

Uses of Liquidity

The Company’s principal uses of liquidity are working capital purposes and debt service requirements.  During the first six months of 2002, the Company’s capital expenditures totaled $0.4 million.  The Company made no capital expenditures in the third quarter of 2002.  The primary capital expenditures made by the Company during the first half of 2002 were the implementation of automated welding equipment initiated in 2001 and continued development of proprietary engineering software for tower design.  This compared to capital expenditures of $13.9 million during the first nine months of 2001.  The Company’s capital expenditures made during the first nine months of 2001 were primarily made in connection with the start-up and expansion of the Company’s manufacturing facility in Casa Grande, Arizona, the Company’s new tapered steel pole facility in Peoria, Illinois, and improvements to the facility and storage areas at the Peoria facility.  As of September 30, 2002, the Company had minimal capital expenditure commitments.

During the third quarter of 2002, the Company made payments in respect of its credit facility in a total aggregate amount of $1.6 million.  This included $1.5 million of principal payments on the term loan, $0.7 million of advances on the revolving portion of the credit facility, and $0.8 million of interest payments.  For the first nine months of 2002, the Company made payments in respect of its credit facility in a total aggregate amount of $15.2 million which included $4.0 million of principal payments on the term loan, $8.9 million of principal payments on the revolving portion of the credit facility, and $2.3 million of interest payments.  For more information regarding the Company’s future debt service obligations see the table below entitled “Total Contractual Obligations.”

The Company maintains a defined benefit pension plan for its non-bargaining unit employees at its Peoria and Frankfort facilities.  On November 1, 2002, the Company received a report from the plan actuaries for the pension plan for the year ended September 30, 2002.  The report stated that due to the continued poor performance of the equity markets and reductions in the discount rate used in determining the actuarial present value of accumulated benefit obligations, the Company will be required to record an additional liability of approximately $2.2 million at December 31, 2002.  This will result in a non cash charge to accumulated other comprehensive loss (a component of stockholders’ equity) of approximately $1.4 million after-tax, or approximately $0.03 per basic and diluted share.  Additionally, the Company will be required to make pension plan installment contributions totaling $0.5 million to the pension plan for the year ending September 30, 2003.  Approximately $350,000 of this amount will be contributed in four equal installments in 2003 with the balance due in June, 2004. As the Company had previously announced, it had engaged Peter J. Solomon Limited to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination, or restructuring involving the Company.  The strategic alternatives being considered by the Company may result in the termination of the pension plan for its non-bargaining unit Employees.  The Company’s pension plan actuaries have determined that if the plan is terminated, the Company would be required to make an additional cash contribution to the plan totaling approximately $4.5 million at the time of the termination of the plan based upon the fair market value of the plan assets and interest rates in effect on September 30, 2002.

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

The Company is experiencing significant liquidity and cash flow issues which have made it difficult for the Company to meet its obligations to its trade creditors in a timely fashion.  During the third quarter, as a result of constraints on available liquidity, the Company began to extend payment terms to its suppliers.  The average days payables held at the end of September 2002 had increased to 58 days.  As a result of slower payment terms, and uncertainty due to continued short term forbearance extensions from the bank lenders, a number of major suppliers have severely restricted the credit that was available to the Company.  The restricting of credit terms by key suppliers has further negatively impacted the liquidity position of the Company and may disrupt the Company’s ability to service its customers.  The Company expects to continue to experience difficulty in meeting its future financial obligations.  Assuming the Company meets its current projections regarding sales and cash receipts, and the Company's vendors do not adversely change the payment terms they currently extend to the Company, the Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will likely be sufficient to meet its currently anticipated liquidity needs through mid-December 2002.  However, if the Company's actual sales and cash receipts are less than currently projected or the Company's vendors adversely change the payment terms they extend to the Company, the Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will be insufficient to meet its currently anticipated liquidity needs prior to mid-December 2002.  The agent banks under the Company's credit facility have preliminarily indicated that they would consider extending additional credit to the Company to enable the Company to meet its liquidity needs through January 31, 2003, although the Company can provide no assurance that the bank lenders will agree to do so.

A portion of the revenue recognized in the Company’s Construction and Equipment Enclosure segments is generated from contracts that require the posting of bid and performance bonds.  A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted for awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosure segment this revenue relates to installation services. At the end of the first quarter 2002, the Company began to experience difficulty in acquiring bonds for new proposals and contracts.  The resulting delay in acquiring new bonds at that time impacted the Company’s ability to compete in acquiring new construction contracts.  On April 16, the Company entered into a bonding arrangement that was expected to satisfy the Company’s bonding needs through the end of 2002.  Recently, the agency providing bonding for the Company’s Construction and Equipment Enclosure segments has indicated to the Company that due to the Company’s continuing financial problems and the overall tightening of requirements in the bonding marketplace, it may impose conditions in the future on the issuance of bonds.  The agency indicated that these conditions may include requiring the Company to provide letters of credit to ensure its payment obligations in respect of the bonds.  If the bonding agency requires the Company to provide letters of credit, the Company will only be able to provide letters of credit in amounts equal to the remaining amount available under its revolving credit facility plus availability specifically identified for letters of credit for bonding of construction projects under the credit agreement not to exceed $1.25 million. The availability under the Company’s revolving credit facility was approximately $2.9 million (excluding $1.5 million in over advance capacity) as of September 30, 2002 and was approximately $0.3 million as of November 12, 2002, excluding up to $2.75 million of over advance availability.  If the Company is unable to provide letters of credit to meet these requirements, it will be unable to acquire new bonds.  The inability to acquire new bonds would impact the Company’s ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company’s business, financial condition and results of operations.  If the Company does provide letters of credit to ensure its payment obligations in respect of the bonds, the amount available under its revolving credit facility will be reduced by the amount of these letters of credit.  This reduction may cause the Company to be unable to meet its anticipated liquidity requirements prior to January 31, 2003.

Credit Facility

On March 8, 2001, the Company entered into a credit facility. The credit facility initially provided for a revolving facility of up to $20 million. Upon the completion of the Company’s self-tender offer on April 17, 2001, the credit facility provided for aggregate borrowings of $75 million and consisted of (1) a revolving credit facility of $45 million and (2) a term loan of $30 million. The full availability of the revolving credit facility and the availability and advance of funds under the term loan of the credit facility, which the Company used to purchase shares in the self-tender offer, were conditioned upon the concurrent completion of the offer, and, after giving effect to the Company’s purchase of shares in the offer and from the UNR Asbestos Disease Claims Trust (the “Trust”), the Company having cash and borrowing availability under its revolving credit facility totaling at least $15 million. Commitments to lend under the term loan were to terminate on May 8, 2001, if the initial borrowing under that loan had not then occurred. The maximum amount the Company was allowed to borrow under the credit facility for the purchase of shares in the self-tender offer and in the related purchase from the Trust was $55 million.  The Company borrowed $61.25 million of the total $75.0 million aggregate availability under the credit facility as of the second quarter 2001.  As of September 30, 2002 the total outstanding debt under the credit facility was $37.4 million, a reduction of $23.9 million.  Bank fees associated with the initial credit facility totaled $1.6 million.  The bank fees associated with the amended credit agreement totaled $0.2 million.  The fees were included in Other Assets and are being amortized over the duration of the credit agreement.  The unamortized balance included in Other Assets at September 30, 2002 was $0.8 million.

At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement.  Two forbearance agreements were signed with the bank group during the fourth quarter.  On January 10, 2002, all parties approved an amendment to the credit agreement.  By April 2002, the Company realized that as of April 30, 2002, it would not be in compliance with its covenant related to minimum EBITDA.  Consequently, in April 2002, the Company entered into a forbearance agreement with its bank group pursuant to which the bank lenders agreed to forbear until May 31, 2002, from enforcing any remedies as a result of the Company’s failure to comply with such financial covenants.  In May 2002 this forbearance agreement was extended until June 30, 2002.  On June 7, 2002, all parties approved an amendment to the credit agreement which reduced the revolving credit facility to $25 million.  On June 30, 2002, all parties approved an additional amendment to the credit agreement which further reduced the revolving credit facility to $23 million and modified the definition of the borrowing base to provide the Company with up to $1.5 million of additional borrowing capacity.  On June 30, 2002, the parties also entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.  On August 30, 2002 the parties entered into an amendment to the credit agreement and amendment to the forbearance agreement under which the lenders agreed to extend this forbearance period until October 31, 2002. On October 30, 2002 the parties agreed to further extend the forbearance period under the current forbearance agreement until November 8, 2002.  On November 6, 2002, the parties entered into an amendment to the credit agreement and forbearance agreement, under which the lenders agreed to extend the forbearance period until January 31, 2003.  The amendment and forbearance fee was $500,000 payable in two installments.  The first payment of $125,000 was due upon signing the amendment.  The second payment of $375,000 will be due on December 31, 2002.  The second payment of the fee will be waived if the aggregate amount of the revolver loan and the term loan does not exceed $23.5 million on December 31, 2002.

The terms of the credit agreement summarized below reflect the modifications made by the January 2002, June 2002, August 2002 and November 2002 amendments.

Availability.  Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for eligible inventory may not exceed $10,000,000 for the period through and including November 29, 2002, $9,500,000 for the period commencing on November 30, 2002 through and including December 30, 2002, and $7,500,000 for the period commencing on December 31, 2002 and continuing thereafter) plus (iii) an over advance amount determined as follows: $2.75 million for the period November 1, 2002 through November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003. These advance rates are subject to change by the administrative agent in its reasonable discretion under certain circumstances. Borrowings under the revolving credit facility are available on a fully revolving basis and may be used for general corporate purposes.  Even though there was $2.9 million in availability under the revolving facility, not including the $1.5 million over advance availability provided for under the borrowing base formula, as of September 30, 2002, the Company’s lenders may assert that the Company is unable to borrow under that facility under the terms of the credit agreement by reducing advances against eligible accounts receivable or eligible inventory based on the results of a field audit, if all of the conditions for an advance or further loans are not satisfied, or if an event of default exists.  The Company’s revolving loan commitment amount is $21.5 million for the period through November 15, 2002, and reduces to $20.0 million for the period November 16, 2002, through December 15, 2002, to $18.0 million for the period December 16, 2002, through December 30, 2002, and to $16.0 million for the period December 31, 2002 through January 31, 2003. Under the revolving loan commitment, the Company may request the issuance of letters of credit in the amount not to exceed $5.0 million for all letters of credit and $1.25 million for letters of credit solely for bonding purposes.

Interest.  Borrowings under the credit facility bear interest payable quarterly, at a rate per annum equal, at the Company’s option, to either (1) the higher of (a) the current prime rate as offered by LaSalle Bank, N.A. or (b) 1/2 of 1% per annum above the federal funds rate plus, in either case, an applicable margin or (2) a LIBOR rate plus an applicable margin. During the current forbearance period, the applicable margin is 4.00% for Eurodollar rate loans and 1.75% for base rate loans.  Borrowings under the revolving credit facility which are in excess of the amounts which may be advanced for eligible accounts receivable and eligible inventory bear interest at a rate per annum equal to the applicable margin for base rate loans plus 3%.

Maturity and Amortization.  Loans under the term loan and the revolving credit facility mature on June 30, 2003. Scheduled repayments of the term loan consist of a payment of $1.5 million on December 2, 2002, a payment of $2.0 million on January 2, 2003, monthly installments of $500,000 on the first day of the month commencing in February 2003 with the remaining unpaid balance of the term loan $11.0 million due on June 30, 2003.

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

The Company’s credit agreement amendment entered into on November 6, 2002, added additional covenants including a covenant for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and to be not less than $18.1 million for the three month period ending December 31, 2002;  a covenant for cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and to be not less than $25.8 million for the three month period ending December 31, 2002; and a covenant for cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and not to exceed $23.1 million for the three month period ended December 31, 2002.

The Company is also required to satisfy certain financial ratios and comply with financial tests, including a maximum ratio of total debt to EBITDA, a minimum fixed charge coverage ratio, a maximum ratio of the book value of non–guarantor subsidiaries to the consolidated book value of the Company, a minimum EBITDA test and a minimum net worth test.

The Company’s fixed charge coverage ratio covenant provides that the Company’s ratio of EBITDA to fixed charges may not be less than 0.35 to 1.00 as of the end of the fiscal quarter ended March 31, 2002, 0.75 to 1.00 as of the end of the two consecutive fiscal quarters ended June 30, 2002, 0.85 to 1.00 as of the end of the three consecutive fiscal quarters ended September 30, 2002, 0.90 to 1.00 as of the end of the twelve month period ended December 31, 2002 and  1.00 to 1.00 as of the end of the twelve month period ended March 31, 2003.  Fixed charges includes amounts paid by the Company for interest expense, capital leases, principal debt repayments, capital expenditures, taxes paid and dividends paid.  The Company’s EBITDA to fixed charges ratio at the end of the third quarter as calculated for purposes of this covenant was a negative value and was not in compliance with the covenant.

The Company’s net worth covenant provides that the Company’s net worth may not at any time be less than $78.4 million less the reduction to shareholders equity of the Company directly resulting from the purchase of shares in the dutch-auction plus the fees associated with the repurchase of shares in the dutch-auction and the associated credit agreement plus 75% of the Company’s consolidated net income for that fiscal quarter (if the Company had positive net income during that quarter).  This net worth covenant required a minimum net worth as of September 30, 2002 of $49.1 million.  The Company’s net worth as of that date, as calculated for purposes of this covenant, was $41.5 million, which was not in compliance with the covenant.

The Company’s Total Debt to EBITDA Ratio provides that the Company’s ratio of EBITDA to the aggregate outstanding principal amount of all debt of the Company and its subsidiaries may not be greater than 3.25 to 1.00 for the four consecutive fiscal quarters ended March 31, 2002, greater than 6.70 to 1.00 for the four consecutive fiscal quarters ended June 30, 2002, 6.60 to 1.00 for the four consecutive fiscal quarters ended September 30, 2002, 3.45 to 1.00 for the four consecutive fiscal quarters ended December 31, 2002, and 3.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2003.  The Company’s Total Debt to EBITDA Ratio at September 30, 2002, as calculated for purposes of this covenant, was a negative value and was not in compliance with the covenant.

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

On August 30, 2002 the Company announced that it had entered into an agreement with its bank lenders to amend the credit amendment and the forbearance agreement.  Under the amendment to the forbearance agreement, the bank lenders have agreed to extend until October 31, 2002 the period during which they will forbear from enforcing any remedies under the credit agreement arising from ROHN’s breach of financial covenants contained in the credit agreement.  The amendment to the credit agreement also modified the definition of the borrowing base to provide for an over advance on the revolving portion of the credit facility in the amount of up to $1.5 million.

On October 30, 2002, the bank lenders delivered to the Company a proposed new amendment to the credit agreement.  On November 1, 2002 the Company announced that it had entered into another extension to its forbearance agreement with its bank lenders.  The bank lenders agreed to extend the forbearance period under the current forbearance agreement until November 8, 2002 while the Company reviews the terms of this proposed new amendment.

On November 6, 2002 the Company and its bank lenders entered into an amendment to the credit agreement and amendment to the forbearance agreement.  The amendment to the forbearance agreement extended the forbearance period to January 31, 2003.  The applicable margin during the forbearance period will be 1.75% for the base rate loan and 4.00% for the Eurodollar loan.  The agreement provides for an over advance on the revolver loan of $2.75 million for the period November 1, 2002 through and including November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003.  The revolving loan commitment amount was reduced to $21.5 million for the period through and including November 15, 2002, reduced to $20.0 million for the period November 16, 2002, through December 15, 2002, reduced to $18.0 million for the period December 16, 2002, through December 30, 2002, and reduced to $16.0 million for the period December 31, 2002 through January 31, 2003.  The term loan repayment schedule was modified to include payments of $1.5 million on December 2, 2002, $2.0 million on January 2, 2003, and $0.5 million on the first day of the month commencing in February 2003, through June 2003.  The balance of the term loan will be due on June 30, 2003.  The amendment provided letters of credit in the amount not to exceed $5.0 million for all letters of credit including up to $1.25 million for letters of credit solely for bonding purposes.  The amendment also included covenants for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and cumulative sales to be not less than $18.1 million for the three month period ending December 31, 2002.  Cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and cumulative collections to be not less than $25.8 million for the three month period ending December 31, 2002.  Cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and cumulative loan disbursements not to exceed $23.1 million for the three month period ended December 31, 2002.  The amendment and forbearance fee was $500,000 payable in two installments.  The first payment of $125,000 was due upon signing the amendment.  The second payment of $375,000 will be due on December 31, 2002.  The second payment of the fee will be waived if the aggregate amount of the revolver loan and the term loan does not exceed $23.5 million on December 31, 2002.

If the Company is not able to reach agreement with its bank lenders on or before January 31, 2002, regarding a further amendment to its credit agreement and a related waiver of its default under the credit agreement, or the forbearance period is not further extended, the lenders will, following that date, be able to exercise any and all remedies they have under the credit agreement, including terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement, and foreclosing upon their collateral.

The following table shows total contractual payment obligations as of September 30, 2002.

Total Contractual Obligations Table:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Beyond 3 years
Credit agreement – principal repayment	$37,415	$37,415	—	—
Credit agreement – estimated interest	1,792	1,820	(28)	—
Capital leases	—	—	—	—
Operating leases	1,263	539	604	120
Purchase obligations	—	—	—	—
Total contractual cash obligations	$40,470	$39,774	$576	$120

The above table reflects the Company’s contractual obligations as of September 30, 2002. The Company believes that its cash from operations, borrowings under its revolving credit facility and cash on hand will be sufficient to meet its currently anticipated liquidity requirements through the end of the forbearance agreement January 31, 2003.  Thereafter, if the Company is not able to generate substantially more cash from operations, obtain additional debt financing or equity financing or generate cash through asset sales or other means, and the Company is not able to substantially reduce it cash needs, it is unlikely that the Company will be able to satisfy its anticipated liquidity requirements.  The Company’s failure to meet its liquidity requirements would likely have a material adverse effect upon the Company.

The credit agreement requires that the Company hedge the floating interest rate portion of the credit facility.  The expense associated with this transaction is included in the above table in Credit agreement – estimated interest.  The hedging instrument is described in Note 11 to the financial statements, Derivative Instruments and Hedging Activity under the heading “Interest Rate Risk”.

The credit agreement matures in June 2003.  In June 2002, the entire amount of the bank debt was classified as short term debt.

In the third quarter the Company bought out its remaining obligations under the Purchase Agreement for raw zinc for its galvanizing operations.  During the third quarter the Company closed the second of its three galvanizing kettles and recovered the zinc from the kettle.  As a result, the Company has no requirements for raw zinc until the end of the year beyond the zinc it currently has on hand.  When additional raw zinc is required next year, the Company will purchase zinc on the spot market as required.

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

Capitalized Software

The Company has developed engineering software to be used in the design and analysis of tower and pole structures. The amount of unamortized capitalized software included in Other Assets at September 30, 2002 and December 31, 2001 was $1.6 million and $1.6 million, respectively.  The Company began utilizing the engineering software in the design and analysis of tapered steel pole structures on a full time basis during the third quarter of 2002. In the third quarter the Company began amortizing the engineering software on a sixty month amortization schedule.   Accordingly, $84,000 of amortization expense was recognized for this engineering software in the third quarter.  No amortization of this engineering software was recorded prior to the third quarter, 2002.

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

Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate.  The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $37.4 million of variable rate debt outstanding as of September 30, 2002. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.74 million of increased interest expense, which amount includes a reduction in interest expense of $0.3 million assuming the hedging arrangement described above is in effect. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of September 30, 2002.  Prior to March 2001, the Company did not have any outstanding variable rate debt.

International sales, which accounted for 8.1% and 15.2% of net sales in the third quarter of 2002 and 2001, respectively, are concentrated principally in Mexico and Central America.  To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico.  To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results.  In the third quarter the Company recognized a charge of $0.4 million net of tax benefit for foreign exchange loss on the value of assets used for its operations in Mexico.  The charge was reflected as Comprehensive Income in the Equity section of the balance sheet.  To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers.

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

Approximately 20% of the Company’s cost of goods sold is attributable to purchases of raw steel which is primarily used by the Company’s Tower Structures segment in its manufacture of towers and poles.  At the end of the second quarter 2002, the Company expected a significant increase in steel prices but anticipated that it would be able to pass along much of this increase to customers in the form of higher prices.  However, despite the increase in the cost of steel during the third quarter, the Company has been unable to date to pass along the increased raw material cost to its customers.  The Company does not anticipate a further increase in the cost of steel or other raw materials in the near future, but to the extent that raw material costs increase, the Company does not anticipate that it will be able to pass along the increased costs to its customers.  As a result, any increase in raw material costs will have a negative impact on the Company’s gross margin and operating income.

Item 4.    Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  The Company's Chief Executive Officer and Chief Financial Officer have created, and the Audit Committee ratified the charter of, a Disclosure Committee.  The Disclosure Committee is comprised of the Company's Treasurer, General Counsel, Controller, and Plant Managers of each of the Company’s facilities in Peoria, Illinois, Frankfort, Indiana, and Bessemer, Alabama.  The Disclosure Committee did not meet in connection with the preparation of this Quarterly Report on Form 10-Q.  The Company expects that the Disclosure Committee will meet in connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and each annual and quarterly report of the Company filed by the SEC thereafter.  Subsequent to the date of the aforementioned evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls other than the creation of the Disclosure Committee), nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

On August 30, 2002 the Company announced that it had entered into an agreement with its bank lenders to amend the credit amendment and the forbearance agreement.  Under the amendment to the forbearance agreement, the bank lenders have agreed to extend until October 31, 2002 the period during which they will forbear from enforcing any remedies under the credit agreement arising from ROHN’s breach of financial covenants contained in the credit agreement.  The amendment to the credit agreement also modified the definition of the borrowing base to provide for an over advance on the revolving portion of the credit facility in the amount of up to $1.5 million.

On October 30, 2002, the bank lenders delivered to the Company a proposed new amendment to the credit agreement.  On November 1, 2002 the Company announced that it had entered into another extension to its forbearance agreement with its bank lenders.  The bank lenders agreed to extend the forbearance period under the current forbearance agreement until November 8, 2002 while the Company reviews the terms of this proposed new amendment.  If the Company is not able to reach agreement with its bank lenders on or before November 8, 2002, regarding this amendment and a related waiver of its default under the credit agreement, or the forbearance period is not further extended, the lenders will, following that date be able to exercise any and all remedies they have under the credit agreement, including terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement, and foreclosing upon their collateral.

On November 6, 2002 the Company and its bank lenders entered into an amendment to the credit agreement and amendment to the forbearance agreement.  The amendment extended the forbearance period to January 31, 2003.  The applicable margin during the forbearance period will be 1.75% for the base rate loan and 4.00% for the Eurodollar loan.  The agreement provides for an over advance on the revolver loan of $2.75 million for the period November 1, 2002 through and including November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003.  The revolving loan commitment amount was reduced to $21.5 million for the period through and including November 15, 2002, reduced to $20.0 million for the period November 16, 2002, through December 15, 2002, reduced to $18.0 million for the period December 16, 2002, through December 30, 2002, and reduced to $16.0 million for the period December 31, 2002 through January 31, 2003.  The term loan repayment schedule was modified to include payments of $1.5 million on December 1, 2002, $2.0 million on January 31, 2003, and $0.5 million on the first day of the month commencing in February 2003, through June 2003.  The balance of the term loan will be due on June 30, 2003.  The amendment provided letters of credit in the amount not to exceed $5.0 million for all letters of credit including up to $1.25 million for letters of credit solely for bonding purposes.  The amendment also included covenants for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and cumulative sales to be not less than $18.1 million for the three month period ending December 31, 2002.  Cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and cumulative collections to be not less than $25.8 million for the three month period ending December 31, 2002.  Cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and cumulative loan disbursements not to exceed $23.1 million for the three month period ended December 31, 2002.  The amendment and forbearance fee was $500,000 payable in two installments.  The first payment of $125,000 was due upon signing the amendment.  The second payment of $375,000 will be due on December 31, 2002.  The second payment of the fee will be waived if the aggregate amount of the revolver loan and the term loan does not exceed $23.5 million on December 31, 2002.

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

(b)           Reports on Form 8-K

On July 2, 2002, the Company filed a report on Form 8-K, reporting under Items 5 and 7.  The Form 8-K included as exhibits the Sixth Amendment to Credit Agreement and Amendment to Forbearance Agreement, dated as of June 30, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein and a press release issued July 1, 2002 announcing, among other things, the execution of the Sixth Amendment to Credit Agreement and Amendment to Forbearance Agreement and the Company’s engagement of Peter J. Solomon Company Limited to assist the Company in exploring strategic alternatives.

On August 14, 2002, the Company filed a report on Form 8-K, reporting under item 9.  The Form 8-K included as exhibits the certifications of Brian B. Pemberton, Chief Executive Officer and Alan R. Dix, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On August 30, 2002, the Company filed a report on Form 8-K, reporting under items 5 and 7.  The Form 8-K included as exhibits (i) the Seventh Amendment the Credit Agreement and Amendment to Forbearance Agreement, dated August 29, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent and the lenders listed therein (ii) a Side Letter, dated August 29, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and (iii) a press release issued August 30, 2002 announcing, among other things, the execution of the Seventh Amendment to Credit Agreement and Amendment to Forbearance Agreement.

On September 24, 2002, the Company filed a report on Form 8-K, reporting under items 5 and 7. The Form 8-K included as an exhibit a press release dated September 23, 2002 announcing, among other things, the retirement of Brian B. Pemberton, its President and Chief Executive Officer, and the appointment of Horace Ward as Mr. Pemberton’s successor.

On October 8, 2002, the Company filed a report on Form 8-K, reporting under items 5 and 7. The Form 8-K included as an exhibit a press release dated October 8, 2002 announcing, among other things, the Company’s intention to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

On October 15, 2002, the Company filed a report on Form 8-K, reporting under items 5 and 7. The Form 8-K included as an exhibit a press release dated October 14, 2002 announcing, among other things, the Company’s transfer of the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

On October 17, 2002, the Company filed a report on Form 8-K, reporting under items 5 and 7. The Form 8-K included as an exhibit a press release dated October 16, 2002 announcing, among other things, the Company’s intention to close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business.

On November 4, 2002, the Company filed a report on Form 8-K, reporting under items 5 and 7.  The Form 8-K included as exhibits a Letter Agreement, dated October 31, 2002, by and among ROHN Industries, Inc., certain of its subsidiaries, LaSalle Bank, N.A., as administrative agent, National City Bank, as syndication agent, and the lenders listed therein and a press release issued November 1, 2002 announcing, among other things, the execution of the Letter Agreement and the extension of the forbearance period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHN Industries, Inc.

Dated: November 14, 2002	/s/ Horace Ward
Horace Ward
Chief Executive Officer

/s/ Alan R. Dix
Alan R. Dix
Chief Financial Officer

CERTIFICATIONS

I, Horace Ward, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of ROHN Industries, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ HORACE WARD
Horace Ward
Chief Executive Officer

I, Alan R. Dix, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of ROHN Industries, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ ALAN R. DIX
Alan R. Dix
Chief Financial Officer