Form 10-K/A
period 2001-12-31
ROHN INDUSTRIES INC
filed 2002-12-10
CIK 315641

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ROHN Industries, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has suffered recurring losses from operations due to their ability to market and sell its products, maintain the prices of its products, minimize costs and realize operational efficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Peoria, Illinois
February 20, 2002, except for Note 20, as to which the date is November 29, 2002

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

20.  Liquidity and Subsequent Events:

        The Company has suffered recurring losses from operations due to their ability to market and sell its products, maintain the prices of its products, minimize costs and realize operational efficiencies that raise substantial doubt about its ability to continue as a going concern. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $1,612. Management expects operating losses to continue for the foreseeable future. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objective.

        On October 16, 2002, the Company announced that in response to continued reductions in customer capital spending it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business. The Alabama plant closing will reduce the Company's workforce by approximately 100 positions. The Company anticipates that the plant closure will be completed by December 31, 2002. The manufacturing facility in Bessemer has been offered for sale. The costs related to the closure of the facility and exiting the equipment enclosure business will result in an estimated pre-tax charge of $10 million to $12 million and estimated one-time earnings per share charges of $0.24 to $0.29 per basic and diluted share in the fourth quarter. On an after tax basis, these estimated charges will be $6.0 to $7.5 million and $0.15 to $0.18 per basic and diluted share.

        The Company maintains a defined benefit pension plan for its non-bargaining unit employees at its Peoria and Frankfort facilities. On November 1, 2002, the Company received a report from the plan actuaries for the pension plan for the year ended September 30, 2002. The report stated that due to the continued poor performance of the equity markets and reductions in the discount rate used in determining the actuarial present value of accumulated benefit obligations, the Company will be required to record an additional liability of approximately $2.2 million at December 31, 2002. This will result in a non cash charge to accumulated other comprehensive loss (a component of stockholders equity) of approximately $1.4 million after-tax, or approximately $0.03 per basic and diluted share. Additionally, the Company will be required to make pension plan installment contributions totaling $0.5 million to the pension plan for the year ending September 30, 2003. Approximately $350,000 of this amount will be contributed in four equal installments in 2003 with the balance due in June, 2004. As the Company had previously announced, it had engaged Peter J. Solomon Limited to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination, or restructuring involving the Company. The strategic alternatives being considered by the Company may result in the termination of the pension plan for its non-bargaining unit Employees. The Company's pension plan actuaries have determined that if the plan is terminated, the Company would be required to make an additional cash contribution to the plan totaling approximately $4.5 million at the time of the termination of the plan based upon the fair market value of the plan assets and interest rates in effect on September 30, 2002.

        If the Company is not able to reach agreement with its bank lenders on or before January 31, 2003, regarding a further amendment to its credit agreement and a related waiver of its default under the credit agreement, or the forebearance period is not further extended, the lenders will, following that date, be able to exercise any and all remedies they have under the credit agreement, including terminating their commitments under the revolving portion of the credit facility, accelerating all amounts due under the credit agreement, and foreclosing upon their collateral.

        Based on the events and circumstances described above, management has retained Peter J. Solomon Company Limited to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination or restructuring involving the Company. The Company intends to consummate a sale of substantially all the assets of the Company and its subsidiaries by December 31, 2002 in one or more transactions, although there can be no assurance that the Company will be able to do so. The Company expects that the proceeds of any such transaction will be used to repay the Company's creditors and that it is unlikely that any such transaction will result in a dividend or other distribution to the Company's shareholders.

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
11.1	Computation can be determined from this report.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Arthur Andersen LLP
99.1	Cautionary statement regarding risks and uncertainties relating to our forward-looking statements.
99.2	Certification of Chief Executive Officer.
99.3	Certification of Chief Financial Officer.

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

December 10, 2002	/s/ HORACE WARD Horace Ward Chief Executive Officer, President, Secretary & Director
December 10, 2002	/s/ STEPHEN E. GORMAN Stephen E. Gorman Director
December 10, 2002	/s/ JORDAN RODERICK Jordan Roderick Director
December 10, 2002	/s/ ALAN SCHWARTZ Alan Schwartz Director
December 10, 2002	/s/ ALAN R. DIX Alan R. Dix Vice President, Chief Financial Officer, and Secretary
December 10, 2002	/s/ JEFF JABLONSKI Jeff Jablonski Treasurer, Director of Taxation, Principal Accounting Officer

CERTIFICATIONS

        I, Horace Ward, certify that:

        1.    I have reviewed this amended annual report on Form 10-K/A of ROHN Industries, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    December 10, 2002

/s/ HORACE WARD Horace Ward Chief Executive Officer

        I, Alan R. Dix, certify that:

        1.    I have reviewed this amended annual report on Form 10-K/A of ROHN Industries, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    December 10, 2002

/s/ ALAN R. DIX Alan R. Dix Chief Financial Officer

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
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
Schedule II