Form 10-K
period 2002-12-31
ROHN INDUSTRIES INC
filed 2003-04-15
CIK 315641

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                     TO

Commission File No. 1-8009

ROHN Industries, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3060977
(State of incorporation)	(I.R.S. Employer Identification No.)
6718 West Plank Road, Peoria, Illinois	61604
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (309) 697-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.01 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

        On April 1, 2003, 41,140,456 shares of common stock were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $3,291,236, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Item 1.    Business.

General

        ROHN Industries, Inc., formerly known as UNR Industries, Inc., ("ROHN" or the "Company"), is a manufacturer and installer of infrastructure products for the communications industry, including cellular telephone, fiber optic network, Internet, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. During 2002, the Company's principal product lines were tower structures, equipment enclosures and construction services. Key products for the tower structures product line consist of self-supporting and guyed (cable-supported) tubular and solid towers, flanged and tapered steel poles, and antenna mounts and accessories. In 2002, the Company decided to discontinue the manufacturing of equipment enclosures which consisted of concrete, fiberglass, and steel equipment enclosures, effective as of the end of the year. The Company is primarily a domestic manufacturer, and comments on market conditions relate to the domestic market. The Company began a small equipment enclosures manufacturing operation in Mexico City in May 2000 that was discontinued in May 2002. The Company's operations in Mexico City now consist only of a sales office.

        The Company was organized as a Delaware corporation in 1979. In 1982, the Company filed a voluntarily petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to a Plan of Reorganization accepted by the Company's creditors and stockholders and confirmed by the Bankruptcy Court in 1989, the Company issued 42,404,847 shares of common stock to the UNR Asbestos-Disease Claims Trust (the "Trust") and unsecured creditors in full discharge of all claims. The Trust currently owns 22,556,558 shares of common stock representing approximately 54.8% of the Company's currently outstanding shares of common stock. In March 1997, the Company moved its principal executive offices from Chicago, Illinois to Peoria, Illinois, and in December 1997, the Company changed its name to ROHN Industries, Inc. The Company currently maintains its executive offices and certain manufacturing facilities at 6718 West Plank Road, Peoria, Illinois 61604. As discussed below, the Company has begun to consolidate these manufacturing facilities into its manufacturing facilities in Frankfort, Indiana.

        From 1995 to 1997, the Company's growth was primarily due to the growth of domestic wireless communications systems, and the growth of its equipment enclosures product line. While U. S. wireless capital expenditures continued at an accelerated pace from late 1997 through the first half of 1999, these expenditures were increasingly made in technological system improvements rather than for additional cell site development. In addition, the development of a new build-to-suit tower industry, along with local zoning requirements, encouraged increased emphasis on co-location of existing and new cell sites, further decreasing the total number of cell sites developed. These were significant factors in the decreased revenues experienced by the Company during 1999. The Company benefited in 2000 from the build-out of wireless communication systems as capacity requirements increased with the growth in both wireless voice and data, along with the growth of infrastructure to support voice and data transmissions through fiber optic networks. Beginning in 2001, however, both the telecommunications and fiber optic markets experienced sudden and severe declines due to over capacity in the fiber optics market and capital market constraints. As a result, beginning in 2001 and continuing through 2002, the demand for tower and pole structures and equipment enclosures declined significantly. In late 2002, the Company decided to exit the equipment enclosures business.

        On April 16, 2001, the Company announced the final results of its "Dutch Auction" self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash. Payment for the shares accepted in the self-tender offer was made on April 17, 2001. In connection with the Company's previously announced stock purchase agreement with the Trust, the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001. The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its new credit facility and cash on hand.

        In the Fall 2001, the Company breached certain of the financial covenants contained in its bank credit facility, and from that time (except for a period between January 2002 and April 2002, which period followed an amendment to the Company's bank credit facility) until December 31, 2002 (on which date the Company entered into an amended bank credit facility, as discussed below), the Company was in default under one or more of the financial covenants contained in its bank credit agreement. From the Fall 2001 until December 31, 2002, however, the Company's bank lenders, pursuant to a series of forbearance agreements and extensions, agreed to forbear from enforcing any remedies they might have had as a result of such defaults.

Recent Developments

        On July 1, 2002, the Company announced that it had retained Peter J. Solomon Company Limited ("PJSC") as its financial advisor to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination or restructuring involving the Company.

        On October 16, 2002, the Company announced that, in response to continued reductions in customer capital spending, it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosures business. Manufacturing operations at the Bessemer, Alabama facility were substantially closed down in December 2002 although the Company continued limited operations relating to the Equipment Enclosures segment into the beginning of 2003.

        On November 23, 2002, Michael E. Levine, former Chairman of the Board of Directors of the Company, John H. Laeri, Jr. and Gene Locks each resigned as directors of the Company. Mr. Levine and Mr. Laeri are trustees of the Trust. In communications with the Company, Mr. Levine and Mr. Laeri indicated that they were resigning as directors of the Company because they believed certain transactions being contemplated by the Company created a conflict between their roles as directors of the Company and as trustees of the Trust.

        On November 27, 2002, the Company and certain of its subsidiaries entered into an asset purchase agreement with Platinum Equity LLC ("Platinum Equity"), a Los-Angeles based private equity firm, and PFrank LLC ("PFrank"), a special purpose entity formed by Platinum Equity, pursuant to which the Company would sell to PFrank substantially all of the Company's assets and PFrank would assume many of the Company's liabilities. The Company expected to receive a significant tax refund as a result of this transaction. On December 27, 2002, Platinum Equity and PFrank terminated the asset purchase agreement with the Company. The Company believes that Platinum Equity and PFrank had no basis to terminate the asset purchase agreement with the Company and that the purported termination constituted a material breach of that agreement. On April 14, 2003, the Company and certain of its subsidiaries filed a claim against Platinum Equity and PFrank in Superior Court for the State of Delaware alleging, among other things, breach of contract for terminating the asset purchase agreement relating to the sale of substantially all of the Company's assets to PFrank.

        On December 31, 2002, the Company and certain of its subsidiaries entered into an asset purchase agreement with FOGSON, L.L.C. ("FOGSON"), a special purpose entity created by the lenders under the Company's bank credit facility, pursuant to which the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company's bank credit facility. The assets sold in the transaction included the Company's facilities located in Bessemer, Alabama, a portion of the Company's facilities located in Peoria, Illinois, and certain inventory, accounts receivable and equipment. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company expects to realize approximately $21.3 million, in the aggregate, of tax refunds on its 2002 federal and state income taxes.

        In connection with the transfer of assets to FOGSON, the Company and the lenders under the Company's bank credit facility entered into an amended and restated bank credit facility, the terms of which are described below.

        In a separate transaction that also closed on December 31, 2002, the Company sold the real estate and substantially all of the fixed assets located at its Casa Grande, Arizona facility to an unrelated third party. The proceeds from the sale of the Casa Grande facility, which were approximately $2.6 million, were used to reduce the outstanding indebtedness under the Company's bank credit facility.

        As a result of these transactions, the Company has begun to consolidate its manufacturing operations currently conducted in Peoria, Illinois and Frankfort, Indiana into its facilities at Frankfort. The Company expects to offer substantially the same product lines at its consolidated manufacturing facility in Frankfort as it has been able to offer while using multiple manufacturing locations, but at a reduced capacity. As discussed above, the Company has discontinued its equipment enclosures business, although the Company continued limited operations relating to this business into the beginning of 2003.

Liquidity Issues

        The Company continues to experience significant liquidity and cash flow issues which have made it difficult for the Company to meet its obligations to its trade creditors in a timely fashion. The Company expects these liquidity issues to continue for the foreseeable future. Beginning in the third quarter of 2002 and continuing to the present time, the Company has extended payment terms to its suppliers. As a result of slower payment terms, and uncertainty regarding the Company's financial condition, a number of major suppliers severely restricted the credit they were willing to extend to the Company. The restricted credit terms by key suppliers has further negatively impacted the liquidity position of the Company and has disrupted the Company's ability to service its customers.

        The Company expects to continue to experience difficulty in meeting its future financial obligations. Assuming the Company meets its current projections regarding sales and cash receipts, the Company's vendors do not adversely change the payment terms they currently extend to the Company and the Company does not incur any unforeseen liabilities, the Company believes that its cash from operations, borrowings under its revolving credit facility, cash on hand and cash received from its 2002 federal and state income tax refunds will likely be sufficient to meet its currently anticipated liquidity needs. However, if the Company's actual sales and cash receipts are less than currently projected, the Company's vendors adversely change the payment terms they extend to the Company, the Company does not receive the full payment of its anticipated tax refunds on a timely basis, or the Company incurs one or more unforeseen liabilities, the Company could fail to meet its liquidity needs and may face a severe liquidity crisis.

        The Company expects to use the proceeds of its anticipated tax refunds to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        The Company's continuing liquidity issues, combined with the uncertainties relating to its ability to refinance this debt by December 31, 2003, has led the Company's independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company's audited financial statements for the year ended December 31, 2002. This qualification in the Company's audit report would have resulted in a default under the Company's amended and restated credit agreement. However, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

Telecommunications Equipment Market

        The use of wireless voice services in the United States grew rapidly in recent years, from about 5 million subscribers in 1990 to over 140 million at the end of 2002. Competition among wireless carriers is becoming increasingly intense, lowering the average cost per minute for a wireless call (voice and data) to the point where a wireless phone is now an economic alternative to a wire line phone. However, the lowering of the cost per minute reduces the revenue for the wireless carriers. This has impacted their profitability and resulted in a slow down in the build out of wireless networks, which has in turn resulted in continued soft demand for towers and poles. Wireless carriers have shifted from a build out of their wireless networks to focusing on working to improve the service in existing coverage areas. This shift in focus has resulted in reduced demand and revenue for the products the Company produces.

        Radio and Television broadcast is another market served by the Company. Recent changes in FCC regulations and the introduction of high definition television (HDTV) should provide additional opportunities for the Company, as new antenna support structures may be required to support these new broadcasting technologies. During 2001, the Company completed the installation of a 2,000 foot "tall tower", which represented the Company's first entry into the ultra high tower market and is the result of the Company's commitment to the expanding tall tower industry. The Company has enhanced its engineering, manufacturing and installation capabilities to enable it to expand its sales in this market segment. The FCC has delayed the requirement for the implementation of HDTV broadcast capability.

        ROHN was an active participant in the fiber optic network industry, supplying equipment enclosures and site installation services to many of the major fiber optic carriers in the United States. The main source of growth in fiber optics telecommunications is data traffic and the Internet. The growth of these market segments slowed significantly beginning in 2001; this decline, in conjunction with the recent expansion programs in fiber optic coverage, resulted in a current excess of fiber optic capacity. As a result, the build out of fiber optic lines experienced a severe decline that began in 2001 and continued throughout 2002. In late 2002, the Company decided to cease manufacturing equipment enclosures and to close its facility in Bessemer, Alabama.

        The Company has limited visibility into the markets it serves. The Company has not seen any improvement in its markets. Further deterioration in the markets the Company serves would directly impact the Company's liquidity position and its ability to meet its obligations and could have a material adverse effect upon the Company.

        The Company also plans to continue to develop international markets through its United States customers by following these customers to new markets throughout the world and through the establishment of strategic partnerships. See "Business—International" in Item 1 for additional information.

Products

        Tower Structures.    The Company manufactures many configurations of towers, ranging from a 2,000-foot high tower to small antenna mounts. The Company's principal tower product is the tubular self-supporting tower ranging in heights up to 900 feet. The Company's towers are used across the world for television broadcast, AM/FM radio broadcast, microwave, cellular telephone, PCS, radar, surveillance camera mounts, solar power stations and weather stations. Included within the Tower Structures segment are steel poles, that are hot-dipped galvanized to prevent corrosion, which are generally used where space is too limited to erect a tower and antenna mounts. Antenna mounts range from non-penetrating roof mounts that spread the balanced weight of an antenna over a large area to mounts that concentrate weight for compact installation. The Company also provides tower mounts, wall mounts for corners or flat walls, square pole mounts, and standard roof mounts for flat or sloped roofs.

        Products for the Tower Structures segment have historically been manufactured at the Company's Peoria, Illinois and Frankfort, Indiana facilities. Beginning in January 2003, the Company began to consolidate these manufacturing operations at its Frankfort, Indiana facilities. This consolidation will be substantially complete in the first quarter of 2003. The Tower Structures segment has sales offices in Peoria, Illinois, Mexico City, Mexico and Frankfort, Indiana. Approximately 47%, 38%, and 51% of the Company's revenues were attributable to sales in the Tower Structures segment for years 2002, 2001, and 2000, respectively.

        Construction Services.    The Company provides customers with turnkey construction services, which it tailors based upon customers' project needs. The Company's construction services have historically been offered as a means of supporting tower sales efforts to customers that did not have construction capabilities. In the last three years, however, ROHN's construction capabilities have grown to meet the needs of tower and equipment enclosures customers who have large project needs, where ROHN's products may provide only one of the many types of structures that require erection and installation. The Company offers its customers the opportunity to engage ROHN to obtain and/or coordinate the following services: site identification, search acquisition and preparation, certified tower and equipment enclosure design drawings, civil engineering services, tower and equipment enclosure foundations, tower erection and equipment enclosure installation, procurement and installation of antennae and transmission lines, and maintenance and inspection of sites. With ROHN's exit from the equipment enclosures market, the Construction Services segment will acquire equipment enclosures from third parties as part of its total site construction services package. Construction services accounted for approximately 30%, 18%, and 13% of the Company's revenues for years 2002, 2001, and 2000, respectively. The Construction Services segment operates primarily out of the Company's Peoria, Illinois headquarters and maintains a regional office in Harrisburg, Pennsylvania to support the Company's project with the Commonwealth of Pennsylvania.

        Equipment Enclosures.    Until the end of 2002, the Company had manufactured equipment enclosures that housed highly valuable electronic components and power systems used by communications companies. Due to declining demand for equipment enclosures, in late 2002, the Company decided to cease manufacturing equipment enclosures and close its facilities relating to equipment enclosures by the end of 2002, although the Company continued limited operations relating to the Equipment Enclosures segment into the first half of 2003. The Company's concrete equipment enclosures were made of lightweight concrete with steel reinforcements for added strength. The Company's fiberglass equipment enclosures were made of laminated fiberglass and were lightweight, portable, strong and secure. The Company also marketed a non-combustible equipment enclosure for rooftop applications, manufactured with a steel frame to meet strict fire codes. Equipment cabinets, made of lightweight concrete or molded fiberglass for water and rust resistance, were designed and marketed as maintenance-free structures for compact equipment installations. Concrete structures represented the largest part of the Company's Equipment Enclosures segment, generating more than 87% of Equipment Enclosures segment revenues for the years 2002, 2001, and 2000. The Equipment Enclosures segment accounted for approximately 23%, 44%, and 36% of the Company's revenues for the years 2002, 2001, and 2000, respectively. Products for the Equipment Enclosures segment were manufactured at the Company's Bessemer, Alabama and Casa Grande, Arizona facilities, both of which were sold in December 2002.

Bonding Requirements

        A portion of the revenue recognized by the Company's Construction and Equipment Enclosures segments was generated from contracts that require the posting of bid and performance bonds. A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted for awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosures segment this revenue related to installation services.

        The Company is experiencing difficulty in acquiring bonds for new proposals and contracts. Although the Company is currently in discussions with certain bonding agencies, to date these bonding agencies have indicated that they are unwilling to provide bonds to the Company unless it provides a letter of credit to ensure its payment obligations in respect of the bonds or provides the bonding agencies with sufficient collateral to secure these obligations. The Company's amended and restated credit facility provides for letters of credit capabilities to satisfy the collateral requirements of the bonding agencies. However, the use of the facility for this purpose utilizes the availability of the revolving portion of the credit facility, which has the effect of further constraining the Company's ability to satisfactorily acquire bonding for construction jobs. The continuing inability to acquire new bonds has impacted the Company's ability to win certain new construction contracts and is likely to have a material adverse effect on the Company's business, financial condition and results of operations.

        See Note 15 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's business segments.

Patents and Trademarks

        The Company has several patents and trademarks, none of which are considered material to its operations.

Seasonality of Business

        The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. Many of these fluctuations have resulted from disruptions in its customers' ability to accept shipments due to unusual and prolonged weather-related construction delays, and to the capital budgeting cycle of many of its customers. It is expected that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continue.

        The Company's working capital requirements do not vary significantly from period to period.

International

        Foreign sales accounted for approximately $12.2 million, $28.2 million, and $37.6 million of the Company's revenues for years 2002, 2001, and 2000, respectively. The Company has sold towers and other equipment in more than 55 countries and maintains a sales office in Mexico City, Mexico. In December 1997, the Company entered into an agreement with BrasilSat Harald S.A. ("BrasilSat") of Curitiba, Brazil to form a corporate joint venture to serve the telecommunications infrastructure industry in Brazil and elsewhere in South America. The corporate joint venture began production of enclosures in late 1998. The corporate joint venture's operations were adversely affected by the Brazilian economy in 1998 and early 1999. In September 1999, the Company sold its interest in the joint venture to its joint venture partner, BrasilSat. The Company plans to develop other foreign markets through its United States customers, who are investing in telecommunications on a global basis, and through the continued establishment of partnerships and facilities in key developing countries.

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

        Substantially all of the Company's sales of products produced in the United States are negotiated, invoiced and paid in United States dollars. Sales of products and services obtained outside the United States are typically negotiated, invoiced and paid in local currency. Accordingly, if international business becomes a greater portion of the Company's revenue, exchange rates may have an increased effect on the Company's revenue. Changes in exchange rates may also influence the willingness of customers to purchase the Company's products. Adverse effects from economic instability similar to those experienced by BrasilSat in 1998 and early 1999 may have an adverse effect on the Company's foreign sales. In addition, the Company's international business strategy may require it to make significant investments outside of the United States. While the Company's credit facility permits international investments, subject to specified limits, the Company cannot be certain that the permitted amount will be sufficient to fully execute its international business strategy.

        See Notes 15 and 16 to the Consolidated Financial Statements of the Company in Item 8 for additional financial information regarding the Company's international operations.

Customers and Backlog

        The Company markets its products worldwide, through a variety of marketing channels with different customer focuses. Domestically, the Company currently has two direct salespeople.

        For its international sales efforts, the Company utilizes two key distributors and a variety of agents to cover the remainder of the world.

        The Company includes in its backlog both the value of contracts it has received from customers, as well as firm purchase orders it has received to produce and complete delivery of products and services. The Company's backlog for its ongoing business at December 31, 2002 was approximately $12.9 million. The Company expects all of the backlog as of December 31, 2002 to be fulfilled in the 2003 fiscal year. The Company's backlog was approximately $44.4 million and $48.8 million at December 31, 2001 and 2000, respectively. The Equipment Enclosures backlog not included in the previous numbers was $1.2 million, $8.0 million and $72.1 million as of December 31, 2002, 2001 and 2000, respectively. In early 2001, as a result of receiving change orders effecting cancellations and deferrals, the Equipment Enclosures segment removed approximately $41 million from its backlog.

        The 2002, 2001, and 2000 backlog includes a substantial portion of a contract with the Commonwealth of Pennsylvania for a statewide radio communications project. The Commonwealth of Pennsylvania contract was initially worth $40 million. The scope of the contract was expanded and amended in 2001, which increased the contract's total value to $60 million. At December 31, 2002, the backlog for the Commonwealth of Pennsylvania project was $5.5 million. It is anticipated that this turnkey project will be substantially completed by the end of 2003. In addition, the Company is in discussions with the Commonwealth concerning additional work that has been completed at certain sites. The outcome of the discussions could add up to $5.0 million to the value of the contract.

        In 2002, one customer, the Commonwealth of Pennsylvania, accounted for 18.8% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales in 2002. In 2001, three customers accounted for approximately 31.7% of the Company's net sales. Net sales in 2001 to American Tower Corporation represented 11.3% of total revenue (16% in 2000). Net sales in 2001 to the Commonwealth of Pennsylvania represented 10.1% of total revenue (4.5% in 2000). Net sales in 2001 to Qwest Communications Corporation represented 10.3% of total revenue (4% in 2000).

Competition

        The telecommunications infrastructure industry is highly competitive. No one company holds a dominant position on a national basis in any of the Company's business segments. In the Tower Structures segment, competitors are numerous, although several large national manufacturers account for a substantial majority of the sales. The Company believes that it is one of these large manufacturers. The Construction Services segment is highly fragmented.

        The Company faces substantial competition in both segments of its business from established competitors, some of which have greater financial, engineering, manufacturing, and marketing resources than the Company. The Company believes the primary basis of competition in its business are price, quality, service and lead-time for delivery. The Company's competitors can be expected to continue to improve the design of their products, introduce new products with competitive prices and performance characteristics and improve customer service. Competitive pressures in the Tower Structures segment caused an erosion in operating margins in the second half of 2001 and throughout 2002. Competitive pressures could again necessitate further price reductions, adversely affecting operating results in the future. The Company believes that it has certain competitive strengths such as its broad engineering flexibility and capability, its historic customer relationships, its international relationships, and its ability to retain a skilled workforce. The Company cannot be certain that it will be able to maintain any of these competitive strengths.

Raw Materials

        The primary raw materials used by the Company to produce its products are steel, zinc and concrete. These materials are currently readily available in the marketplace. The Company is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available. The Company has been able to obtain an adequate supply of raw materials and does not anticipate a shortage of raw materials. In order to achieve favorable pricing and controlled delivery schedules for steel, the Company has concentrated a large portion of its steel purchases with two primary suppliers. Due to concerns regarding the financial stability of the Company, the Company's primary steel suppliers have reduced or eliminated credit terms for the Company. The Company is pursuing alternative sources for some portion of its steel requirements. The Company's ability to continue to acquire steel, zinc and concrete on favorable terms may be adversely affected by similar concerns regarding the Company's financial stability or by factors beyond its control.

        Because steel, zinc and concrete constitute a significant portion of the Company's cost of goods sold, any increase in the price of such materials could have a material adverse impact on the Company's gross profit margins.

Employees

        As of December 31, 2002, the Company employed 286 people, although the Company continues to reduce its workforce in connection with its consolidation of its manufacturing operations at its facilities in Frankfort, Indiana discussed below. Significant reductions in the Company's work force require the Company to provide at least sixty days notice of further reductions. In October 2002, the Company decided that the Bessemer, Alabama facility would be closed. In December 2002, the Company decided that all manufacturing operations at the Peoria, Illinois facility would be transferred to the Frankfort, Indiana facility and the Peoria manufacturing facilities would be closed. The reductions in headcount at the Bessemer facility were substantially completed by December 2002. The reductions in headcount for the Peoria operations began early in 2003 and are expected to be completed during the second quarter of 2003.

        Collective bargaining agreements covered 147 employees at the Company's facilities in Peoria, Illinois and Frankfort, Indiana at December 31, 2002. The Company's union employees are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in Peoria and the Retail, Wholesale and Department Store Union (RWDSU) in Frankfort. The Company's contract with the RWDSU in Frankfort was to expire in January 2003. In December 2002, the Company and the union agreed to a new contract that runs through January 2006. The Company considers relations with the RWDSU employees to be good. In December 2002, the Company decided to close its manufacturing operations at the Peoria facility. The Company and the UAW have reached a final plant closing agreement, the terms of which are not expected to have a material impact on the Company.

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

        In November 2002, the Company's Chief Executive Officer retired and was replaced by the Company's Chief Operation Officer, who was promoted to Chief Executive Officer. In January 2003, the Company's Chief Financial Officer resigned and was replaced in February 2003 by a candidate from outside the industry. The Company has also experienced the loss of a number of financial and accounting personnel, which has negatively impacted the Company's accounting and bookkeeping capabilities. The Company, however, expects to be able to continue to comply with its financial reporting obligations.

Environmental Matters

        The Company is subject to laws and regulations pertaining to air emissions, wastewater discharge, the handling and disposal of solid and hazardous wastes, the remediation of site contamination, and otherwise relating to health, safety and the protection of the environment. The Company has made expenditures to comply with environmental laws and regulations, including investigation and remediation of soil and groundwater contamination, and expects to continue to make such expenditures to comply with existing and future requirements.

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

        In other cases, the Company is participating with the relevant authorities or other parties involving currently or formerly operated sites. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. In connection with the Company's sale of its Peoria property to FOGSON in December 2002, the Company retained responsibility for potential soil and groundwater contamination at that site and has reserved $1.0 million for such costs. The amount accrued was based on preliminary cost estimates of between $1 million and $5 million, which were previously developed. In addition, the Company has also reserved $0.1 million for investigation and potential remediation of a formerly owned facility in Tennessee. The amount accrued was based on recent preliminary cost estimates of between $0.1 million and $0.3 million.

Item 2.    Properties.

        Prior to the sale of assets to FOGSON and the sale of the Casa Grande, Arizona property to a separate unrelated third party, at the end of December 2002, the Company had 1,128,200 square feet of manufacturing capacity and office space at facilities located in Peoria, Illinois, Bessemer, Alabama, Frankfort, Indiana, Casa Grande, Arizona and Mexico City, Mexico. The Company's headquarters are located in Peoria, Illinois. Each of the Company's domestic facilities is subject to a mortgage or leasehold mortgage, securing the obligations of the Company and its subsidiaries under the Company's bank credit facility. Listed below are the Company's facilities as of December 31, 2002, giving effect to the transactions described above:

Location	Owned/Leased	Square Footage	Principal Application Served
Owned by ROHN
Peoria, IL	Owned	62,800	Component manufacturing and storage
Frankfort, IN	Owned	180,000	Tower and tower mounts manufacturing
Mexico City, Mexico	Leased	1,000	Office Space

Total Owned and Leased		243,800
Sold to FOGSON, LLC
Peoria, IL	Leased(1)	404,200	Tower and pole manufacturing and office space
Bessemer, AL	Leased(1)(2)	250,000	Equipment Enclosures manufacturing

Total Sold to FOGSON		654,200
Sold to Third Party
Casa Grande, AZ	N/A	118,200	Equipment Enclosures manufacturing
Casa Grande, AZ	N/A	112,000	Equipment Enclosures manufacturing

Total Sold to Third Party		230,200

(1)
Under the terms of the sale of assets to FOGSON, the Company is leasing a portion of the properties at Peoria, Illinois and Bessemer, Alabama from FOGSON during the first part of 2003 as the operations at both facilities are concluded.

(2)
Prior to the sale to FOGSON, the Bessemer, Alabama facilities were both owned and subject to a lease that was to expire September 15, 2011.

        As discussed above, on December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company's bank credit facility. The assets sold in the transaction included the Company's facilities located in Bessemer, Alabama, a portion of the Company's facilities located in Peoria, Illinois, and certain inventory, accounts receivable and equipment. ROHN retained ownership of two buildings located at the Peoria facility. The first building was used for component manufacturing. The second building was used primarily for storage of records and other items. On December 31, 2002, the Company also closed a transaction for the sale of its Casa Grande, Arizona facility to an unrelated third party.

        Beginning in the first quarter of 2003, the Company is transitioning all manufacturing of tower and pole structures to the facility in Frankfort. The Company is discontinuing the manufacturing of equipment enclosures which were manufactured in Bessemer, Alabama and Casa Grande, Arizona.

        In 2002, the Company discontinued the manufacturing of equipment enclosures at its Mexico City site. The Company moved to new office space for its operations in Mexico City in 2002.

        The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

Item 3.    Legal Proceedings.

        The Company is involved in various pending legal proceedings and claims arising in the ordinary course of business, as well as pending claims arising from the Company's disposition of certain divisions prior to 1997.

        In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. The customer has stated that it expects to be reimbursed for all expenses associated with the retesting and, as necessary, the repair of the internal flange poles. The customer has stated that it will pursue, if necessary, legal action against the Company. As a result of this dispute, the Company accrued an additional $3.4 million for expenses associated with resolving the dispute and of retesting and repairing, as necessary, the internal flange poles. The Company believes that it may have a claim against the testing company for some or all of the liabilities it incurs from this dispute.

        On March 13, 2003, Wurth Service Supply, Inc. ("Wurth") filed a complaint in the Circuit Court of Marion County, Indiana against the Company. The complaint alleges that the Company or its subsidiaries breached a supply agreement with Wurth and failed to take possession and pay for inventory valued at approximately $430,000. The Company has acknowledged the existence of the supply agreement with Wurth but denies any obligation to take possession of and pay for all of the inventory at issue. The Company intends to vigorously defend itself in this action.

        On April 14, 2003, the Company and certain of its subsidiaries filed a claim against Platinum Equity and PFrank in Superior Court for the State of Delaware alleging, among other things, breach of contract for terminating the asset purchase agreement relating to the sale of substantially all of the Company's assets to PFrank.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2002. However, the Trust gave its written consent without a meeting of stockholders approving the proposed sale of substantially all of the Company's assets to Platinum Equity and PFrank, which sale did not occur, and the sale of a substantial portion of the Company's assets to FOGSON. The Company sent an information statement to its stockholders relating to these transactions.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Since October 14, 2002, the Company's common stock has been quoted on the Nasdaq SmallCap Market, and prior to that time, the common stock was quoted on the Nasdaq National Market. Its trading symbol is ROHN. The following table sets forth, for the periods indicated, the high and low bid quotations on the Nasdaq SmallCap Market and the Nasdaq National Market, as appropriate, as reported by Dow Jones:

	High	Low	Dividends Per Share
2001
First Quarter	4.44	3.19	—
Second Quarter	6.38	3.66	—
Third Quarter	5.25	1.67	—
Fourth Quarter	3.13	1.66	—
2002
First Quarter	2.24	1.10	—
Second Quarter	1.54	0.22	—
Third Quarter	0.45	0.07	—
Fourth Quarter	0.25	0.04	—

        At the close of trading on Friday, October 11, 2002, the Company's common stock ceased trading on the Nasdaq National Market. On Monday, October 14, 2002, the Company's common stock began trading on the Nasdaq SmallCap Market. The transfer of the Company's common stock from the Nasdaq National Market to the Nasdaq SmallCap Market was in response to a June 13, 2002 notice from Nasdaq that the Company's common stock would be delisted from the Nasdaq National Market if the Company failed to regain compliance with Nasdaq National Market's $1.00 minimum bid price requirement. In response to this notice, in September 2002, the Company applied for and Nasdaq approved the transfer of the listing of the Company's common stock to the Nasdaq SmallCap Market.

        In December 2002, Nasdaq notified the Company that it qualified for an additional six-month grace period, which is also applicable to common stock listed on the Nasdaq SmallCap Market, during which the Company need not be in compliance with the $1.00 minimum bid price requirement. If the Company is not in compliance with the $1.00 minimum bid price requirement by June 2003, Nasdaq will likely begin delisting proceedings against the Company at that time, unless the Company qualifies for any additional grace periods.

        In addition, in order for the Company to maintain the listing of its common stock on the Nasdaq SmallCap Market, the Nasdaq rules also require that the Company have three independent directors (within the meaning of those rules) serving on the audit committee of the Company's board of directors. If one or more of the Company's independent directors resign and the Company is unable to replace those directors, the Company would likely be forced to delist the common stock from the Nasdaq SmallCap Market.

        As of April 1, 2003, the Company had 1,843 registered holders of record of its common stock and 41,140,456 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.

        As of the close of trading on April 14, 2003, the price per share of ROHN's common stock traded on the Nasdaq SmallCap Market was $0.12.

Dividend Policy

        The Company has not paid dividends on its common stock since December 29, 1997. The Company's bank credit facility prohibits the Company from paying dividends. The Company may consider paying dividends in the future. However, any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions including under any credit facility or other financing agreements then in effect, and other factors deemed relevant by the Company's Board of Directors.

See Item 12 for a table of certain equity compensation plan information.

Item 6.    Selected Financial Data.

        The following selected financial data has been restated to reflect the ongoing company. The discontinued equipment enclosures segment is reflected in the "Discontinued Operations" section of the table.

	Year ended December 31,
(In thousands, except per share data and percentages)
	2002	2001	2000	1999	1998
Five Year Summary of Operations
Net sales	$81,425	$133,200	$162,879	$105,229	$114,674
Cost of products and services sold	80,455	110,400	124,559	81,292	88,597

Gross profit	970	22,800	38,320	23,937	26,077

Operating (loss)/income	(17,539)	1,227	20,242	6,710	9,201

Interest (expense) income, net	(3,440)	(3,151)	760	402	(348)
(Loss) on sale of assets	(20,192)	—	—	—	—
Other income/(expense), net	(889)	(100)	—	(1,600)	—

(Loss)/income before income taxes discontinued operations and extraordinary charge	(42,060)	(2,024)	21,002	5,512	8,853
Income tax (benefit) provision	(10,440)	(779)	5,376	2,051	3,355

(Loss)/income from continuing operations	(31,620)	(1,245)	15,626	3,461	5,498
Discontinued Operations:
(Loss)/income from discontinued operations	(16,421)	1,589	10,967	6,583	14,630
Income tax (benefit)/provision	(6,360)	612	4,113	2,449	5,545
(Loss)/income from discontinued operations	(10,061)	977	6,854	4,134	9,085
Equity loss of corporate joint venture	—	—	—	355	540
Extraordinary charge for early extinguishment of debt, net of tax benefit of $841	—	1,344	—	—	—

Net (loss)/income	$(41,681)	$(1,612)	$22,480	$7,240	$14,043

Net income per share—basic
(Loss)/income before discontinued operations and extraordinary charge	$(0.77)	$(0.03)	$0.30	$0.07	$0.10
(Loss)/income from discontinued operations	(0.24)	0.02	0.13	0.07	0.17
Extraordinary charge for early extinguishment of debt, net of tax benefit	—	(0.03)	—	—	—

Net (loss)/income per share—basic	$(1.01)	$(0.04)	$0.43	$0.14	$0.27

Net income per share—diluted
(Loss) income before discontinued operations and extraordinary charge	$(0.77)	$(0.03)	$0.29	$0.07	$0.10
(Loss)/income from discontinued operations	(0.24)	0.02	0.13	0.07	0.17
Extraordinary charge for early extinguishment of debt, net of tax benefit	—	(0.03)	—	—	—

Net (loss)/income per share—diluted	$(1.01)	$(0.04)	$0.42	$0.14	$0.27

Dividends declared per common share	—	—	—	—	—
Weighted average common shares outstanding—basic	41,132	44,546	52,752	52,575	52,774
Weighted average common shares and equivalent shares outstanding—diluted	41,216	45,008	53,297	52,921	52,779
Five-Year Summary of Financial Data
Total assets	$67,695	$132,118	$164,218	$123,882	$115,445
Stockholders' equity	6,525	50,540	103,691	80,416	72,579
Dividends declared	—	—	—	—	—
Return on assets	(62.5)%	(1.2)%	13.7%	5.8%	12.2%
Return on stockholders' equity	(648.2)%	(3.2)%	21.7%	9.0%	19.3%
Capital expenditures	376	15,571	14,723	3,908	2,283
Depreciation and amortization	5,342	4,883	4,506	4,134	3,809
Long-term liabilities	4,201	48,174	10,822	11,464	12,327

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of the Company for the three years ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Recent Developments

        Beginning in 2001, the primary markets that the Company serves, telecommunications and fiber optics, began experiencing severe declines. In response to the declining market, the Company implemented necessary restructuring steps in order to reduce the cost structure of its businesses. The restructuring, described in more detail later in this report, included reductions in staffing for both hourly and professional positions, closing and consolidating operations, and restructuring the management of the Company.

        As a result of the decline in business, at the end of the third quarter 2001, the Company was not in compliance with certain financial covenants of its credit agreement. During the fourth quarter 2001, the Company signed two forbearance agreements with its bank lenders and on January 10, 2002, an amendment to the credit agreement. The amended credit agreement increased the interest rates under the credit facility, reduced the amount of the revolving portion of the facility, moved forward the maturity date of the facility to June 30, 2003 and revised the financial covenants.

        On July 1, 2002, the Company announced that it had retained PJSC as its financial advisor to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, and other business combination or restructuring involving the Company.

        On October 16, 2002, the Company announced that, in response to continued reductions in customer capital spending, it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosures business. Manufacturing operations at the Bessemer, Alabama facility were substantially closed down in December 2002, although the Company continued limited operations relating to the Equipment Enclosures segment into the beginning of 2003.

        On November 23, 2002, Michael E. Levine, former Chairman of the Board of Directors of the Company, John H. Laeri, Jr. and Gene Locks each resigned as directors of the Company. Mr. Levine and Mr. Laeri are trustees of the Trust. In communications with the Company, Mr. Levine and Mr. Laeri indicated that they were resigning as directors of the Company because they believed certain transactions being contemplated by the Company created a conflict between their roles as directors of the Company and as trustees of the Trust.

        On November 27, 2002, the Company and certain of its subsidiaries entered into an asset purchase agreement with Platinum Equity and PFrank LLC, pursuant to which the Company would sell to PFrank substantially all of the Company's assets and PFrank would assume many of the Company's liabilities. The Company expected to receive a significant tax refund as a result of this transaction. On December 27, 2002, Platinum Equity and PFrank terminated the asset purchase agreement with the Company. The Company believes that Platinum Equity and PFrank had no basis to terminate the asset purchase agreement with the Company and that the purported termination constituted a material breach of that agreement. On April 14, 2003, the Company and certain of its subsidiaries filed a claim against Platinum Equity and PFrank in Superior Court for the State of Delaware alleging, among other things, breach of contract for terminating the asset purchase agreement relating to the sale of substantially all of the Company's assets to PFrank.

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company's bank credit facility. In connection with the sale of assets to FOGSON, the Company and the lenders under the Company's bank credit facility entered into an amended and restated bank credit facility, the terms of which are described below.

        In a separate transaction that also closed on December 31, 2002, the Company sold the real estate and substantially all of the fixed assets located at its Casa Grande, Arizona facility to an unrelated third party and used the proceeds of the sales to reduce the outstanding indebtedness under the Company's bank credit facility. The Company recorded a loss before taxes of $3.4 million on the sale of the Casa Grande, Arizona property. In addition, the Company recorded an impairment charge of $4.0 million in 2001 related to the valuation of the Casa Grande, Arizona property.

        As a result of the sale of assets to FOGSON, the sale of the Casa Grande, Arizona facility, and the operating loss for the year, the Company expects to realize approximately $21.3 million, in the aggregate, of tax refunds on its 2002 federal and state income taxes.

        As a result of these transactions, the Company has begun to consolidate its manufacturing operations currently conducted in Peoria, Illinois and Frankfort, Indiana into its facilities at Frankfort. The Company expects to offer substantially the same product lines at its consolidated manufacturing facility in Frankfort as it has been able to offer while using multiple manufacturing locations, but at a reduced capacity. As discussed above, the Company has discontinued its equipment enclosures business, although the Company continued limited operations relating to this business into the beginning of 2003.

        Throughout 2002, the Company has experienced, and expects to continue to experience for the foreseeable future, significant liquidity and cash flow issues. These liquidity and cash flow issues are discussed in greater depth in the "Liquidity and Capital Resources" section below.

Results of Operations

        The Company is a manufacturer and installer of infrastructure products for the communication industry, including cellular telephone, fiber optic network, Internet, Personal Communications Systems ("PCS"), Enhanced Specialized Mobile Radio ("ESMR"), paging, radio and television broadcast, wireless cable, private microwave and other telecommunications businesses. The Company's principal product lines were tower structures, equipment enclosures and construction services.

        Certain prior year amounts have been reclassified to conform with the current year presentation.

        The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company's consolidated statements of income.

For the years ended December 31,	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of products and services sold	98.8	82.9	76.5

Gross profit	1.2	17.1	23.5
Selling, general and administrative expense	22.7	16.1	11.1

Operating (loss)/income	(21.5)	1.0	12.4
Interest income	0.2	0.5	0.7
Interest expense	4.5	2.9	0.2
Other income	0.2	—	—
Other expense	1.3	0.1	—
(Loss) on sale of assets	(24.8)	—	—
(Loss)/income before income taxes, discontinued operations, and extraordinary charge	(51.7)	(1.5)	12.9
Income tax (benefit)/provision	(12.9)	(0.6)	3.3
(Loss)/Income from continuing operations	(38.8)	(0.9)	9.6
Discontinued operations:
(Loss)/income from discontinued operations	(20.2)	1.2	6.7
Income tax (benefit)/provision	(7.8)	0.5	2.5
(Loss)/income from discontinued operations	(12.4)	0.7	4.2
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	(1.0)	—

Net (loss)/income	(51.2)%	(1.2)%	13.8%

2002 Compared to 2001

        The Company's ongoing operations include the Tower Structures segment that consists of towers, poles and accessories. Beginning in January 2003, the manufacturing of all towers and poles for the Tower Structure segment that had been conducted in Peoria, Illinois were being transitioned to the Frankfort, Indiana facility. The transition is expected to be completed during the second quarter of 2003. The ongoing operations also include the Construction Services segment that consists of domestic construction management and installation of towers, primarily in Mexico that are sold out of the Company's Mexico City office.

        As discussed above, the Company has discontinued its equipment enclosures business. The Equipment Enclosure segment is shown in the consolidated financial statements as discontinued operations.

        Net sales for 2002 were $105.9 million compared to $238.1 million in 2001, a decrease of $132.2 million or 55.5%. The ongoing business (the Tower Structures and Construction segments) had net sales of $81.4 million compared to $133.2 million in 2001, a decrease of $51.8 million or 38.9%. The changes in sales by business segment were as follows:

			Increase/(Decrease)
For the years ended December 31,	2002	2001	Millions of $	%
Tower Structures	$49.2	$91.4	$(42.2)	(46.2)%
Construction Services	32.2	41.8	(9.6)	(23.0)%

Total Continuing Operations	$81.4	133.2	$(51.8)	(38.9)%
Discontinued Operations:
Equipment Enclosures	24.5	104.9	(80.4)	(76.6)%

Total	$105.9	$238.1	$(132.2)	(55.5)%

        The decrease in the sales of the Tower Structure segment was primarily due to the slow down in the build out of cellular service areas by telecommunications providers. Due to capital constraints, both carriers and build-to-suit providers significantly curtailed the expansion of service to new areas. During 2002, the carriers were working to improve service in existing coverage areas. This resulted in a shift in demand from larger multi-carrier towers to smaller single carrier towers and an increase in the demand for tapered steel poles, which generated less revenue per structure than the larger towers. Tapered steel poles were 28.0% of Tower Structures revenue in 2002 compared to 7.5% in 2001.

        Equipment Enclosures segment revenue peaked in the first half of 2001. As a result of significant over capacity of fiber lines, the build out of fiber lines suddenly and severely declined beginning in mid-2001. The decline continued through 2002, resulting in the $80.4 million reduction (76.6% decrease) in sales in 2002 compared to 2001. In late 2001, the Company announced the closing of its Casa Grande, Arizona equipment enclosures manufacturing facility. On October 16, 2002, the Company announced that, in response to continued reductions in customer capital spending, it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosures business.

        The Construction Services segment includes three primary components, the Commonwealth of Pennsylvania contract, all other domestic construction jobs, and operations in Mexico. The Commonwealth of Pennsylvania project began to wind-down in the second half of 2002 and is expected to be substantially completed by mid-2003. The Company's other domestic construction jobs and the Company's operations in Mexico saw declining revenue as a result of build-to-suit and carriers' curtailment of expansion of service to new areas. The Commonwealth of Pennsylvania project contributed $19.1 million and $26.4 million of net sales in 2002 and 2001, respectively. The Company expects Construction Services revenue to decrease during 2003 as the Company completes the Commonwealth of Pennsylvania project and completes the shutdown of its equipment enclosures business. Construction Services revenue related to the installation of equipment enclosures sold by the Company accounted for 10.5% and 14.0% of Constructions Services revenue for 2002 and 2001, respectively.

        International sales were $12.2 million in 2002 compared with $28.2 million in 2001, a decrease of $16.0 million or 56.7%. This decrease primarily reflects lower build-out programs by the Company's primary customers that serve the telecommunications industry in Mexico. International sales were 11.5% of total revenue in 2002, compared to 11.9% in 2001.

        The results of operations for the years ended December 31, 2002 and 2001 include Tower Structures bill and hold revenues of $1.5 million and $7.9 million, respectively, relating to product which had not yet shipped, but for which the required revenue recognition criteria had been met. In the same periods, Equipment Enclosures bill and hold revenues were $0.5 million and $16.9 million, respectively.

        Gross profit for 2002 was $1.0 million compared to $22.8 million in 2001, a decrease of 96%. Gross profit was negatively impacted by $7.6 million of warranty expense and reserve primarily for issues associated with internal flange poles that were identified during the first half of 2002. Gross profit was also impacted by the reduced revenue due to continued pricing pressure for towers and poles resulting in increased unabsorbed manufacturing overhead expense. Gross profit margin was 1.2% in 2002 versus 17.1% for 2001. Excluding the $7.6 million of warranty charges, the gross profit margin was 10.5% in 2002.

        Gross profit margin for the Company's Tower Structures segment was a negative 9.4% in 2002 compared to 16.6% in 2001. During 2002, the Company recorded expenses and reserves of $7.6 million for warranty issues. The warranty expenses were primarily for issues associated with the testing and repair of internal flange poles. In the second quarter, the Company learned that an internal flange pole sold by the Company to one of its customers had collapsed. As a result, the Company advised the U.S. Consumer Product Safety Commission of this collapse and implemented a comprehensive testing and repair program to help ensure that the internal flange poles that the Company had sold since 1999 conform to the Company's quality standards. The problem related to a welding operation that was used exclusively for the Company's internal flange poles and did not affect any of the Company's other pole or tower products. The Company has changed its internal process for the welding and testing of internal flange poles to ensure that all new products met the Company's quality standards. The Company initially accrued $4.0 million for this project. In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. As a result of this dispute, the Company accrued an additional $3.4 million for expenses associated with resolving the issues of retesting and repairing, as necessary, the internal flange poles inspected by certain testing companies.

        Excluding the $7.6 million warranty expenses and accruals, the gross margin for the Tower Structures segment was 6.1%. The 46.2% decline in Tower Structures revenue impacted gross margin because the fixed manufacturing expenses had to be absorbed by a smaller revenue base. In 2001, the Company recorded unusual charges for inventory and severance for totaling $2.6 million. Excluding the unusual charges the Tower Structures gross margin for 2001 was 19.5%. The additional inventory reserves were for inventory in excess of expected demand. With the decline in the overall tower market and the shift from towers to poles, the dollar amount of finished components in excess of foreseeable demand increased and created an increased exposure for obsolete inventory. The additional reserve was established for a portion of this excess inventory. During 2001, the Company shipped 50 towers to a warehouse in Brazil in an effort to expand in the South American market. The demand for towers in South America has also declined and the Company established an inventory reserve to reflect the lower of cost or market for these towers. The towers in Brazil were sold to FOGSON as part of the year end asset sale.

        Gross profit margin for the Company's Equipment Enclosures segment was a negative 11.7% in 2002 compared to 13.5% in 2001. The nearly 76.6% decline in revenues for this segment compared to 2001 impacted the gross margin because the fixed manufacturing expenses had to be absorbed by a smaller revenue base. The charges associated with the closing and subsequent sale of the Bessemer, Alabama facility and the Casa Grande, Arizona facility were recorded as a loss on the sale of assets.

        Gross profit margin for the Company's Construction Services segment was 17.3% compared to 18.2% in 2001. In early 2001, the Company negotiated an amendment to the contract with the Commonwealth of Pennsylvania discussed below. The modified contract included cost escalation clauses and specific performance incentives. The modifications added approximately 8.0% to gross margin for 2001. A portion of the modifications recorded in 2001 was retroactive from 2000.

        In November 1999, the Company entered into a contract with the Commonwealth of Pennsylvania to supply and install communications towers/poles and/or enclosures for a statewide radio communications project. It was originally anticipated that this contract would generate approximately $40 million in revenues, and that this project would be substantially completed by the end of 2000. However, due to delays by the Commonwealth of Pennsylvania in releasing sites for development, the Company recognized only $11 million in revenue from this contract in 2000. As referenced above, on March 29, 2001, the Company announced a supplemental agreement with the Commonwealth of Pennsylvania to construct radio tower sites in two additional regions in Pennsylvania. The supplemental agreement provided for cost escalation due to the delays and provided for performance incentives. This supplemental agreement was estimated to generate an additional $20 million in revenue. It is now anticipated that the remainder of this contract will be substantially completed by mid-2003. At December 31, 2002, the backlog for the Commonwealth of Pennsylvania project was $5.5 million. In addition, the Company is in discussions with the Commonwealth concerning additional work that has been completed at certain sites. The outcome of the discussions could add up to $5.0 million to the value of the contract.

        Selling, general and administrative ("SG&A") expenses were $18.5 million in 2002 versus $21.6 million in 2001, a decrease of $3.1 million, or 14.4%. As a percentage of sales, SG&A expenses were 22.7% in 2002 versus 16.2% in 2001. The SG&A expenses exclude SG&A expense associated with the discontinued operations of the Equipment Enclosures Segment of $5.1 million in 2002 and $12.5 million in 2001. The SG&A expense for the Equipment Enclosures Segment in 2001 included $4.0 million for the write down of the value of the property in Casa Grande, Arizona. Included in the SG&A expense for the on-going segments for 2002 were $6.1 million of fees for consultants, legal fees, audit expenses, bank service charges, and other miscellaneous expenses associated with the potential sale of the Company or substantially all of its assets and the subsequent sale of a portion of the assets of the Company. Excluding these charges, SG&A expense for the ongoing business segments were $12.4 million or 15.2% of revenue.

        As a result of the sale of assets to FOGSON and the sale of the Company's facilities in Casa Grande, Arizona, the Company has begun to consolidate its manufacturing operations currently conducted in Peoria, Illinois and Frankfort, Indiana into its facilities at Frankfort. The Company expects to offer substantially the same product lines at its consolidated manufacturing facility in Frankfort as it has been able to offer while using multiple manufacturing locations, but at a reduced capacity. As discussed above, the Company has discontinued its equipment enclosures business. The Company recorded an $20.2 million loss on the sale of the assets associated with the ongoing business segments (Tower Structures and Construction) and a loss of $8.4 million on the loss of the assets at the Bessemer facility. In addition to the loss on the sale of the assets to FOGSON, the Company entered into a transaction with a separate unrelated third party for the sale of the Casa Grande, Arizona facility. The Casa Grande facility transaction closed on December 31, 2002. The Company sold the Casa Grande facility for $3.1 million and the net proceeds from the sale of $2.6 million were used to reduce the outstanding bank debt. The Company recorded a loss on the sale of the Casa Grande facility of $3.4 million. The loss on the Casa Grande facility in 2002 was in addition to the $4.0 million loss the Company recorded in 2001 to write down the value of the Casa Grande facility.

        The Company's effective tax rate for 2002 was 24.8% versus 38.5% in 2001. In 2002, the Company did not record a tax benefit for the state taxes associated with the losses incurred by the Equipment Enclosures business in the states of Alabama and Arizona. With the discontinuation of the Equipment Enclosures business, the tax benefit associated with the losses in 2002 will not be recoverable in future years.

        Earnings per share were a loss of $1.01 per basic and fully diluted share in 2002. This included a loss of $0.77 per basic and diluted share for the ongoing business segments and $0.24 per basic and diluted share for discontinued operations. The earnings per share in 2001 were a loss of $0.04 per basic and diluted share. This included a loss of $0.03 per basic and diluted share before extraordinary item for the ongoing business segments, income of $0.02 per basic and diluted share for the discontinued operations, and a loss of $0.03 per basic and diluted share, net of tax benefit, for the early extinguishment of debt related to the stock buyback and the associated credit agreement.

2001 Compared to 2000

        In 2001, the primary markets that the Company served, telecommunications and fiber optics, experienced a sudden and severe decline. In response to the declining market, the Company implemented necessary restructuring in order to reduce the cost structure of the business. The restructuring, described in more detail later in this report, included reductions in staffing for both hourly and professional positions, closing and consolidating operations, and restructuring the management of the Company. In conjunction with the restructuring, three senior management positions were eliminated as of December 31, 2001.

        Net sales for 2001 were $238.1 million compared to $253.7 million in 2000, a decrease of $15.6 million or 6.1%. The continuing operations (Tower Structures and Construction Services) had net sales of $133.2 million in 2001 compared to $162.9 million in 2000, a decrease of $29.7 million or 18.2%. The changes in sales by business segment were as follows:

			Increase/(Decrease)
For the years ended December 31,	2001	2000	Millions of $	%
Tower Structures	$91.4	$130.5	$(39.1)	(30.0)%
Construction Services	41.8	32.3	9.5	29.4%

Total On-going business	133.2	162.8	(29.6)	(18.2)%
Discontinued operations:
Equipment Enclosures	104.9	90.9	14.0	15.4%

Total	$238.1	$253.7	$(15.6)	(6.1)%

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

        The rate of sales increased in 2000 from $48 million in the first quarter to $75 million in the fourth quarter, and remained at $70 to $75 million level in the first two quarters of 2001. During the second half of 2001, sales fell to a quarterly rate of $41 million. The Company anticipates continued softening in sales demand through at least the first half of 2002.

        International sales were $28.2 million in 2001 compared with $37.6 million in 2000, a decrease of $9.4 million or 25.0%. This decrease primarily reflects lower build-out programs by the Company's primary customers in Mexico that serve the telecommunications industry. International sales were 11.9% of total revenue in 2001, compared to 14.8% in 2000.

        Gross profit for 2001 was $22.8 million versus $38.3 million in 2000, a decrease of 40.5%. This decrease in gross profit was attributable to reduced revenue, continued pricing pressure for towers and enclosures, and unusual charges recorded in the fourth quarter of 2001. Gross profit margin was 17.1% in 2001 versus 23.5% for 2000. The decline in revenues for the relatively higher margin tower segment impacted gross margin. In the fourth quarter of 2001, the Company recorded unusual charges totaling $8.2 million for the ongoing business and $5.3 million for the discontinued equipment enclosures operations, with $2.8 million included in cost of sales for the ongoing operations and $1.2 million included in cost of sales for the discontinued equipment enclosure operations. The cost of sales portion consisted of additional reserves for excess inventory of $1.9 million and restructuring charges of $0.9 million for the ongoing operation and $1.0 million for obsolete inventory and $0.2 million for restructuring charges for the discontinued equipment enclosure operations. Excluding the unusual charges in the fourth quarter, the gross margin for the year was 19.2%.

        Gross profit margin for the Company's Tower Structures segment decreased to 16.6% in 2001 from 27.1% in 2000. The 30% decline in Tower Structures revenue impacted gross margin with the fixed manufacturing expenses being absorbed by a smaller revenue base. The unusual fourth quarter charges for inventory and severance for Tower Structures totaled $2.6 million. Excluding the one-time charges the Tower Structures, gross margin for the year is 19.5%. The additional inventory reserves was for inventory in excess of expected demand. With the decline in the overall tower market and the shift from towers to poles, the dollar amount of finished components in excess of foreseeable demand has increased and created an increased exposure for obsolete inventory. The additional reserve was established for a portion of this excess inventory. During 2001, the Company shipped 50 towers to a warehouse in Brazil in an effort to expand in the South American market. The demand for towers in South America has also declined and we established an inventory reserve to reflect the lower of cost or market for these towers. As part of the 2001 restructuring, a number of non-bargaining unit positions were eliminated at the Peoria facility. A severance reserve was established for the impacted individuals. All of the severance payments for this group were completed in the first quarter of 2002.

        Gross profit margin for the Company's Equipment Enclosures segment decreased to 13.5% in 2001 from 18.5% in 2000. The nearly 45% decline in revenues for the second half of 2001 impacted the gross margin. The unusual fourth quarter charges for inventory and severance for Equipment Enclosures totaled $1.2 million. Excluding the unusual charges, the Equipment Enclosures gross margin for the year was 14.7%. The decline in the markets for equipment enclosures also created a level of inventory in excess of foreseeable requirements. The component inventory is specific to the equipment enclosures structures and with decreased demand has an increased potential for obsolescence. The additional reserve was established for a portion of this excess inventory. As part of the restructuring, a number of individuals at the Bessemer and Casa Grande locations were impacted and a severance reserve was established for these individuals.

        Gross profit margin for the Company's Construction Services segment increased to 18.2% in 2001 from 13.3% in 2000. In early 2001, the Company negotiated an amendment to the contract with the Commonwealth of Pennsylvania. The modified contract included cost escalation clauses and specific performance incentives. The modifications added approximately 8.0% to gross margin for 2001. A portion of the modifications recorded in 2001 was retroactive from 2000. Gross profit margin in the Construction Services segment was negatively impacted in 2000 by the Company's entry into the tall tower market. To gain share in this market, the Company was aggressive in pricing its products and services. Gross profit margin was also negatively impacted in 2000 as a result of the increase in revenue, as a percentage of total Construction Services revenue, derived from the Company's Construction Services operation in Mexico. The Company has an agreement with an installation contractor that limits the Company's gross profit margins on construction and installation work in Mexico to 5%.

        As referenced above, on March 29, 2001, the Company announced a supplemental agreement with the Commonwealth of Pennsylvania to construct radio tower sites in two additional regions in Pennsylvania. The supplemental agreement provided for cost escalation due to the delays and provided for performance incentives. This supplemental agreement was estimated to generate an additional $20 million in revenue. It is now anticipated that the remainder of this contract will be substantially completed by mid-2003.

        Selling, general and administrative ("SG&A") expenses were $21.6 million in 2001 versus $18.1 million in 2000, an increase of $3.5 million, or 19.3%. As a percentage of sales, SG&A expenses were 16.2% in 2001 versus 11.1% in 2000. Included in the SG&A expenses for 2001 for the ongoing business were unusual charges incurred in the fourth quarter of $2.3 million for restructuring charges, $0.6 million curtailment loss related to the post-retirement medical benefits due to the reduction in the work force, and $1.0 million for additional reserves for accounts receivable. Also in the fourth quarter, the Company incurred $1.1 million of expense related to the restructuring of the Company's credit agreement. Excluding these charges, SG&A expense for the year was $16.6 million or 12.5% of revenue. In 2000, the Company incurred expenses of $1.2 million relating to the departure of certain management employees at the Company's Equipment Enclosures segment. This $1.2 million charge in 2000 was offset in part by a $0.6 million favorable adjustment of an employee bonus accrual related to 1999. These expenses relating to the Company's Equipment Enclosures segment is included in discontinued operations.

        In 2000, the Company was experiencing significant growth in demand for its Equipment Enclosures products. A significant portion of the growth was coming from the fiber optic segment of the telecommunications industry. The fiber optic segment was experiencing increasing demands for capacity led by Internet-based companies. In response to the existing purchase commitments and expected continued increasing demands, the Company purchased and expanded Equipment Enclosures manufacturing facilities in Casa Grande, Arizona. In mid 2001, the demand from "Dot Com" and Internet-related companies declined and the requirements for increased fiber optic capacity were curtailed. As a result, the telecommunications companies stopped expanding fiber optics capacity, resulting in a decreased demand for shelters and cancelled orders.

        In late 2001, the Company decided to idle operations at the Casa Grande facility. The property at Casa Grande consisted of three parcels of land. The first parcel was 15 acres and contained the manufacturing facilities and offices that existed when the property was purchased. The second parcel was 15 acres and contained the manufacturing facilities and offices constructed by the Company. The third parcel was 15 acres and was vacant.

        As of December 31, 2001, the first parcel was considered "held for sale". The remaining parcels were considered "held for use". All three parcels were listed for sale with a commercial real estate firm. The Company sold all of the Casa Grande, Arizona properties to an unrelated third party closing the transaction on December 31, 2002.

        An appraisal of all of the domestic property owned or leased by ROHN was conducted by an independent third party. The entire Casa Grande facility was valued as of December 31, 2001 at $5.7 million after recording an impairment charge of $4.0 million and providing for the transfer of equipment located at the facility to other operating units of the Company. The impairment charge is recorded as a general and administrative expense in the Equipment Enclosures business segment.

        In the fourth quarter, as part of the separation agreements with the impacted individuals, $3.4 million was expensed for salary continuation and other benefits as discussed above of which $2.9 million related to the continuing business included in SG&A and cost of sales and $0.5 million was included in discontinued operations. Of this amount, $1.4 million was paid out in 2001. The remaining $2.0 million will be paid out in 2002.

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

        As a result of the decline in business, at the end of the third quarter the Company was not in compliance with certain financial covenants of its credit agreement. Two forbearance agreements were signed with the lenders during the fourth quarter. On January 10, 2002, the Company and the lenders approved an amendment to the credit agreement. The credit agreement, as amended, is described in more detail below under the heading "Credit Agreement". During the fourth quarter, the Company incurred $1.1 million of consulting, legal, and bank fees associated with the amendment of the credit agreement.

        The Company's effective tax rate for 2001 was 38.5% versus 25.6% in 2000. The Company's effective tax rate in 2000 includes the effect of a $2.5 million ($0.05 per share) unusual, non-cash non-operational adjustment to the Company's tax reserves related to the expiration of the statute of limitations for examination of the Company's 1996 federal income tax return.

        Earnings per share were a loss of $0.04 per basic and fully diluted share in 2001 compared to earnings of $0.43 per share basic and $0.42 fully diluted in 2000. Earnings per share in 2001 include the impact of the extraordinary charge of $0.03 per share net of tax benefit for the early extinguishment of debt related to the stock buyback and the associated credit agreement. Earnings per share for 2000 include the effect of a unusual, non-cash non-operational tax benefit of $0.05 per share.

Liquidity and Capital Resources

        The following table sets forth selected information concerning the Company's financial condition:

(Dollars In Thousands)	December 31, 2002	December 31, 2001
Cash	$1,279	$1,647
Working capital	(6,069)	48,184
Total debt	26,426	50,320
Current ratio	.893:1	2.44:1

        At December 31, 2002, the Company had aggregate indebtedness of $26.4 million compared to $50.3 million on December 31, 2001. The reduction in debt of $23.9 million resulted from the repayment of bank debt using the proceeds of $10.3 million from the sale of assets at the end of 2002 and a $13.6 million decrease in working capital. The Company's outstanding indebtedness was related to the credit facility described in detail below.

        Net Cash Provided by Operating Activities.    Net cash provided by operating activities in 2002 was $18.2 million compared to $10.5 million in 2001. The increase was attributable to the lower level of working capital required due to the contraction of the business in the second half of the year.

        Net Cash Used in Investing Activities.    Net cash used in investing activities in 2002 was $6.0 million compared to a use of cash from investing activities of $15.6 million in 2001. There were minimal capital expenditures in 2002. In 2001, this use of cash reflected capital expenditures for the completion of the Casa Grande facility, the construction and equipment for the tapered steel pole plant, and the development of proprietary engineering software for tower design.

        Net Cash Used in Financing Activities.    Net cash used in financing activities in 2002 was $24.6 million compared to $12.3 million in 2001. The use of cash in 2002 was for the repayment of debt under the Company's bank credit facility.

        In connection with the transfer of assets to FOGSON, the Company and the bank lenders under the Company's bank credit facility entered into an amended and restated bank credit facility. As a result of the agreement, $11.0 million of debt outstanding under the revolving portion of the credit facility was transferred to the term loan portion of the credit facility. Upon the effectiveness of the amended and restated credit agreement on December 31, 2002, approximately $7.4 million and $19.0 million of debt was outstanding under the revolving portion of the credit facility and the term loan portion of the credit facility, respectively, for a total of $26.4 million outstanding under the credit facility. The term loan portion of the credit facility is due in June 30, 2003. The revolving loan portion of the credit facility is due on December 30, 2003. The Company anticipates receiving a tax refund based on the losses incurred in 2002 to be able to repay the term loan portion of the credit facility when it matures on June 30, 2003.

Sources of Liquidity

        The Company's principal sources of liquidity are cash from operations, borrowings under the revolving portion of the Company's bank credit facility and cash on hand. Net cash provided by operating activities in 2002 was $18.2 million compared to $10.5 million in 2001. This cash provided from operations was primarily attributable to decreases in inventory and accounts receivable. In 2001, the cash flow generated by the reduction of gross working capital was offset by a decrease in accounts payable. Throughout the second half of 2002, the Company continued extending payment terms for its trade suppliers.

        Based on the financial covenants in the Company's amended and restated credit agreement and the applicable borrowing base test under the credit agreement, as of December 31, 2002, the Company had $4.35 million of availability under the revolving portion of its credit facility. As of December 31, 2002, the outstanding balance on the term loan portion of its credit facility was $19.0 million and the outstanding balance on the revolving portion of the credit facility was $7.4 million.

        As of December 31, 2002, the Company had $1.3 million of cash and marketable securities on hand as compared to $1.6 million of cash and marketable securities on hand as of December 31, 2001.

        As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company expects to realize approximately $21.3, in the aggregate, of tax refunds on its 2002 federal and state income taxes.

        The revolving loan portion of the credit facility matures on December 30, 2003. The Company anticipates that as of December 30, 2003, there will remain a balance due on the revolver loan portion of the credit facility. The Company will require an alternative source of financing in order to meet this requirement and has begun to consider possible alternative sources of financing.

Uses of Liquidity

        The Company's principal uses of liquidity are working capital needs and debt service requirements. In 2002, the Company's capital expenditures totaled $0.4 million. The primary capital expenditures made by the Company during 2002 were the implementation of automated welding equipment initiated in 2001 and the continued development of proprietary engineering software for tower design. This compared to capital expenditures of $15.6 million during 2001. The Company's capital expenditures in 2001 were primarily in connection with the start-up and expansion of the Company's manufacturing facility in Casa Grande, Arizona, the Company's new tapered steel pole facility in Peoria, Illinois, and improvements to the facility and storage areas at the Peoria facility. As of December 31, 2002, the Company had minimal capital expenditure commitments. The Company expects to incur capital expenditures during the first half of 2003 related to the transition of manufacturing capability from the Peoria facility to the Frankfort facility. The Company anticipates that the total expenditures associated with the transition will be less than $1.0 million.

        In 2002, the Company made payments in respect of its credit facility in a total aggregate amount of $27.4 million, which included $4.0 million of principal payments on the term loan, $10.0 million of principal payments on the revolving portion of the credit facility, $7.3 million of loan reductions from the sale of assets to FOGSON, $2.6 million of loan reductions from the sale of Casa assets to an unrelated third party, and $3.5 million of interest payments. For more information regarding the Company's future debt service obligations see the table below entitled "Total Contractual Obligations."

        The Company maintains a defined benefit pension plan for its non-bargaining unit employees at its Peoria, Illinois and Frankfort, Indiana facilities. On November 1, 2002, the Company received a report from the plan actuaries for the pension plan for the year ended September 30, 2002. The report stated that, due to the continued poor performance of the equity markets and reductions in the discount rate used in determining the actuarial present value of accumulated benefit obligations, the Company was required to record an additional liability of approximately $2.2 million at December 31, 2002. This resulted in a non-cash charge to accumulated other comprehensive loss (a component of stockholders' equity) of $2.2 million. Additionally, the Company will be required to make pension plan installment contributions totaling $0.5 million to the pension plan for the year ending September 30, 2003.

Approximately $350,000 of this amount will be contributed in four equal installments in 2003 with the balance due in June 2004.

Factors Affecting Liquidity

        Generally, the primary factors affecting the Company's ability to generate cash from operations are its ability to market and sell its products, its ability to maintain the prices of its products, and its ability to minimize costs and realize operational efficiencies. In addition, the Company has experienced difficulty in collecting its receivables, which has negatively affected its cash flow. In the first half of 2003, the Company's liquidity will depend on the timing and amount of its expected tax refunds on its 2002 federal and state income tax returns. If the Company does not receive these refunds prior to June 30, 2003 or receives less than the full amount it expects to receive, the Company may be unable to repay the term loan portion of the Company's bank credit facility on that date. The Company's failure to meet its financial obligations would have a material adverse effect upon the Company.

        The Company's ability to borrow under its revolving credit facility depends on the amount of its borrowing base and its compliance with all financial and other covenants contained in the agreement. For a further discussion of the borrowing base and financial covenants in the Company's credit agreement, see "Credit Facility" below.

        The Company continues to experience significant liquidity and cash flow issues which have made it difficult for the Company to meet its obligations to its trade creditors in a timely fashion. The Company expects these liquidity issues to continue for the foreseeable future. Beginning in the third quarter of 2002 and continuing to the present time, the Company has extended payment terms to its suppliers. As a result of slower payment terms, and uncertainty regarding the Company's financial condition, a number of major suppliers severely restricted the credit they were willing to extend to the Company. The restricted credit terms by key suppliers has further negatively impacted the liquidity position of the Company and has disrupted the Company's ability to service its customers.

        The Company expects to continue to experience difficulty in meeting its future financial obligations. Assuming the Company meets its current projections regarding sales and cash receipts, the Company's vendors do not adversely change the payment terms they currently extend to the Company and the Company does not incur any unforeseen liabilities, the Company believes that its cash from operations, borrowings under its revolving credit facility, cash on hand and cash received from its 2002 federal and state income tax refunds will likely be sufficient to meet its currently anticipated liquidity needs. However, if the Company's actual sales and cash receipts are less than currently projected, the Company's vendors adversely change the payment terms they extend to the Company, the Company does not receive the full payment of its anticipated tax refunds on a timely basis, or the Company incurs one or more unforeseen liabilities, the Company could fail to meet its liquidity needs and may face a severe liquidity crisis.

        The Company expects to use the proceeds of its anticipated tax refunds to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        The Company's continuing liquidity issues, combined with the uncertainties relating to its ability to refinance this debt by December 31, 2003, has led the Company's independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the

Company's audited financial statements for the year ended December 31, 2002. This qualification in the Company's audit report would have resulted in a default under the Company's amended and restated credit agreement. However, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        A portion of the revenue recognized in the Company's Construction and Equipment Enclosures segments is generated from contracts that require the posting of bid and performance bonds. A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted upon awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs, and in the Equipment Enclosures segment, this revenue relates to installation services. At the end of the first quarter 2002, the Company began to experience difficulty in acquiring bonds for new proposals and contracts. The resulting delay in acquiring new bonds at that time impacted the Company's ability to compete in acquiring new construction contracts. On April 16, 2002, the Company entered into a bonding arrangement that was expected to satisfy the Company's bonding needs through the end of 2002. Recently, the agency providing bonding for the Company's Construction segment, and that did provide bonding for the Equipment Enclosures segment, has indicated to the Company that, due to the Company's continuing financial problems and the overall tightening of requirements in the bonding marketplace, it may impose conditions in the future on the issuance of bonds. The agency indicated that these conditions may include requiring the Company to provide letters of credit to ensure its payment obligations in respect of the bonds. If the bonding agency requires the Company to provide letters of credit, the Company will only be able to provide letters of credit in amounts equal to the remaining amount available under its revolving credit facility plus availability specifically identified for letters of credit for bonding of construction projects under the credit agreement, not to exceed $1.25 million. The availability under the Company's revolving credit facility was approximately $4.35 million as of December 31, 2002. If the Company is unable to provide letters of credit to meet these requirements, it will be unable to acquire new bonds. The inability to acquire new bonds has impacted the Company's ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company's business, financial condition and results of operations. If the Company does provide letters of credit to ensure its payment obligations in respect of the bonds, the amount available under its revolving credit facility will be reduced by the amount of these letters of credit. This reduction may cause the Company to be unable to meet its anticipated liquidity requirements.

        The following table shows total contractual payment obligations as of December 31, 2002.

Total Contractual Obligations Table:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	Beyond 3 years
		(dollars in thousands)
Credit agreement—principal repayment	$26,426	$26,426	—	—
Credit agreement—estimated interest	1,254	1,276	(22)	—
Capital leases	—	—	—	—
Operating leases	1,178	452	687	39
Purchase obligations	—	—	—	—

Total contractual cash obligations	$28,858	$28,154	$665	$39

        The above table reflects the Company's contractual obligations as of December 31, 2002. The Company believes that its cash from operations, borrowings under its revolving credit facility, tax refunds, and cash on hand will be sufficient to meet its currently anticipated liquidity and working capital needs. The term loan portion of the credit facility of $19.0 million matures on June 30, 2003. The revolving loan portion of the credit facility matures on December 30, 2003. The Company anticipates its receipt of tax refunds, based on the losses incurred in 2002 on the sale of assets to FOGSON, the sale of the Casa Grande, Arizona facility, and the operating loss incurred during 2002, to be sufficient to repay the term loan portion of the credit facility.

        The credit agreement requires that the Company hedge the floating interest rate portion of the credit facility. The expense associated with this transaction is included in the above table in "Credit agreement—estimated interest". The hedging instrument is described in Note 21 to the financial statements, Derivative Instruments and Hedging Activity under the heading "Interest Rate Risk".

        The Company expects to use the proceeds of its anticipated tax refunds to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        The Company's continuing liquidity issues, combined with the uncertainties relating to its ability to refinance this debt by December 31, 2003, has led the Company's independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company's audited financial statements for the year ended December 31, 2002. This qualification in the Company's audit report would have resulted in a default under the Company's amended and restated credit agreement. However, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

Credit Facility

        On March 8, 2001, the Company entered into a credit facility with its bank lenders. At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement. The Company and the bank lenders made amendments to the credit agreement in January 2002, June 2002, August 2002, and November 2002.

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company's bank credit facility. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company expects to realize approximately $21.3 million, in the aggregate, of tax refunds on its 2002 federal and state income taxes. On December 31, 2002, in connection with the sale of assets to FOGSON, the Company and the lenders under the Company's bank credit facility entered into and amended and restated credit agreement.

        The terms of the amended and restated credit agreement are summarized below.

        Availability.    Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for the eligible inventory may not exceed $4.0 million). The maximum debt available under the revolving portion of the bank credit facility for the period December 31, 2002 until January 31, 2003 was $11.75 million. As of January 31, 2003, the maximum revolver debt allowed was $12.75 million.

        Interest.    Borrowings under the credit facility bear interest payable monthly, at a rate per annum equal to 3.0% plus the greater of (i) the Federal Funds rate plus 0.5% and (ii) the corporate base rate or prime lending rate. At any time and Event of Default exists, the interest rate applicable to each loan is increased by 2.00% in excess of the rate otherwise in effect and all loans become payable on demand.

        Maturity and Amortization.    Loans under the term loan mature on June 30, 2003. There are no scheduled repayments of the term loan prior to June 30, 2003. Loans under the revolving loan mature on December 30, 2003. The Company expects to use the proceeds of its anticipated tax refunds to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        Commitment Reductions and Repayments.    All cash on deposit in the Company's bank accounts is now "swept" by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility. There are no scheduled payments for the revolver loan or the term loan until June 30, 2003. The term loan payment is due in full on June 30, 2003. The full amount of any and all tax refunds, together with any interest thereon, must be paid to the bank lenders upon receipt to reduce the outstanding loans under the credit facility.

        Security and Guarantees.    The obligations under the credit agreement are secured by a first priority security interest on substantially all of the Company's assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

        Covenants and Certain Events of Default.    The credit agreement contains customary restrictive covenants, which, among other things and with exceptions, limit the Company's ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company's business.

        The Company had to provide by January 17, 2003 and must provide by the end of each subsequent month a 13-week cash flow projection to the bank lenders.

        The amended and restated credit agreement has additional financial covenants including a minimum consolidated cumulative earnings before interest and taxes plus depreciation and amortization (EBITDA) of $400,000 as of April 30, 2003, $800,000 as of May 31, 2003, $1,000,000 as of June 30, 2003, $1,400,000 as of July 31, 2003, $1,800,000 as of August 30, 2003, $2,400,000 as of September 30, 2003, $2,850,000 as of October 31, 2003, $3,050,000 as of November 30, 2003, and $3,000,000 as of December 31, 2003.

        Under the amended and restated credit agreement, at the end of any calendar month commencing April 2003, the aggregate consolidated cumulative year-to-date sales based on the cash flow projections the Company delivered to the bank lenders in the required 13-week cash flow model updated each month may not be less than 70% of the cumulative 2003 year to date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        Under the amended and restated credit agreement, the aggregate consolidated cumulative 2003 year-to-date collections based on the financial budget of the Company delivered to the lenders, may not be less than 70% of the cumulative 2003 year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        Under the amended and restated credit agreement, the aggregate cumulative 2003 year to date disbursements to the Company by the bank lenders, based on the financial budget of the Company delivered to the bank lenders, may not exceed 140% of the cumulative year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        The Company must provide on the first working day of the week an updated borrowing base certificate as of the close of business from the previous Friday.

        Under the amended and restated bank credit facility, it is an event of default if the Company does not file a tax return for the year ended December 31, 2002 claiming, or if this annual report on Form 10-K does not claim, that the Company is entitled to a refund of a minimum of $18.0 million based on the 2002 financial results.

        The amended and restated credit agreement requires that the Company deliver its annual report to the administrative agent which may not include a going concern qualification in the independent auditor's report relating to the Company's audited financial statements for the year ended December 31, 2002. The Company's independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company's amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

Inflation

        Inflation has not had a material effect on the Company's business or results of operations.

Seasonality and Quarterly Results of Operations

        The Company has periodically experienced and expects to continue to experience significant fluctuations in its quarterly results. The Company believes that this quarterly fluctuation results from disruptions in its customers' ability to accept shipments due to unusual and prolonged weather-related construction delays and to the capital budgeting cycle of many of its customers, who often purchase a disproportionately higher share of the Company's products near the end of the calendar year. The Company expects that fluctuations in quarterly results could become more significant in the future as customers move to a more centralized purchasing environment and as the consolidation of wireless communication service providers and build-to-suit customers continues.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, the Company adopted the disclosure requirements on December 31, 2002 (refer to Note 20 on Page 64) and will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company believes the adoption of the recognition/measurement provisions will not have a material impact on our financial statements

        In June 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 nullifies the guidance of the Emerging Task Force Issue ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also established that fair value was the objective for the initial measurement of the liability. The provisions of FAS 146 are required for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company has adopted this new accounting standard as of December 31, 2002. The adoption of FAS 146 did not have a material impact on the financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company has adopted this new accounting standard as of January 1, 2002. The adoption of FAS 144 is did not have a material impact on the financial statements.

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

Critical Accounting Policies

Revenue Recognition

        The Company's products are manufactured according to stringent customer specifications and engineering design standards and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when product is shipped. From time to time, the Company's customers request the Company to retain possession of products they have ordered due to construction delays caused by weather, zoning approvals and other circumstances. In these situations, the Company recognizes revenue for its Tower Structures segment, and did recognize revenue for its Equipment Enclosures segment, prior to the time a product is or was shipped if each of the following conditions is met:

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

        The Equipment Enclosures segment also produced "multi-wide" enclosures. Multi-wide enclosures require a significant installation process at the site. In this situation, revenue was recognized on the percentage of completion method with each site considered a separate earnings process. The revenue associated with the manufacture of the modules was recognized when the equipment enclosure modules had been manufactured, were available for shipment and the title and risk of loss had passed to the customer. The revenue associated with the installation was recognized when the equipment enclosure installation was complete and the site had been accepted by the customer. Gross margin was recognized proportionately with the revenue based on the estimated average gross margin percentage of the total site (manufacture and installation).

Off-Balance Sheet Arrangements

        The Company has not entered into any off-balance sheet arrangements during the years ended 2002, 2001 or 2000.

Tender Offer/Trust Stock Purchase

        On April 16, 2001, the Company announced the final results of its "Dutch Auction" self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of Common Stock at a price of $4.125 per share net to the seller in cash. Payment for the shares accepted in the self-tender offer was made on April 17, 2001. In connection with the Company's previously announced stock purchase agreement with the Trust, the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001. The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its new credit facility and cash on hand.

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

Interest Rate Exposure

        The Company has over the last several years managed its exposure to changes in interest rates by utilizing primarily fixed rate debt. However, the Company's credit facility bears interest at variable rates. Prior to the amendment and restatement of the Company's credit facility, the Company was required by its credit facility to enter into one or more rate management transactions which provided for a fixed rate of interest on a notional amount of at least $30 million for the life of the credit agreement. On April 18, 2001, the Company entered into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate. The swap was designed as a cash flow hedge at the inception of the agreement to support hedge accounting treatment. Due to the shorter maturities under the Company's amended and restated credit agreement compared to its prior credit facility the rate, management transaction has a longer life than the term of the credit agreement. As of December 31, 2002, the Company discontinued the hedge relationship of the swap instrument and does not plan to utilize the interest rate swap instrument subsequent to June 30, 2003.

        Through the Company's credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate. The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $26.4 million of variable rate debt that was outstanding as of December 31, 2002. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.1 million of increased interest expense. This amount includes a reduction in interest expense of 60% as a result of the hedging arrangements the Company was required to enter into under its credit facility. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of December 31, 2002. Prior to March 2001, the Company did not have any outstanding variable rate debt.

Exchange Rate Exposure

        International sales, which accounted for 11.6% and 11.9% of net sales in 2002 and 2001, respectively, are concentrated principally in Mexico and Central America. To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico. To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in the exchange rate between the U.S. dollar and the peso could have an effect on the Company's operating results. To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to these customers' local currency could make the Company's products and services less competitive to such customers. Historically, the Company has not experienced material fluctuations in its results due to foreign currency exchange rate changes. However, if international business becomes a greater portion of Company's revenue, exchange rates may have an increased effect on the Company's revenue.

        In the future, the Company expects that, if it experiences significant growth in its international sales activity, the Company would manage its exposure to changes in exchange rates by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company does not expect to enter into contracts for speculative purposes.

Item 8.    Financial Statements and Supplementary Data.

Page
Financial Statements:
Independent Auditor's Report	36
Consolidated Statements of Income	37
Consolidated Balance Sheets	38
Consolidated Statements of Stockholders' Equity	39
Consolidated Statements of Cash Flows	40
Notes to Consolidated Financial Statements	41-66

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of ROHN Industries, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ROHN Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of its operations and cash flows for each of the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 22 to the financial statements, the Company has suffered recurring losses from operations and uncertainty regarding the Company's ability to secure a new credit facility as of December 30, 2003 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Peoria, Illinois
April 15, 2003

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for per share data)

	Years ended December 31,
	2002	2001	2000
Net sales	$81,425	$133,200	$162,879
Cost of products and services sold	80,455	110,400	124,559

Gross profit	970	22,800	38,320

Operating expenses:
Selling expense	6,806	8,379	7,137
General and administrative expense	11,703	13,194	10,941

Operating (loss)/income	(17,539)	1,227	20,242

Interest income	191	606	1,186
Interest expense	3,631	3,757	426
Other income	146	—	—
Other expense	1,035	100	—
(Loss) on sale of assets	(20,192)	—	—

(Loss)/income before tax, discontinued operations, and extraordinary charge	(42,060)	(2,024)	21,002
Income tax (benefit) provision	(10,440)	(779)	5,376

(Loss)/Income from continuing operations	(31,620)	(1,245)	15,626

Discontinued operations (see note 3):
(Loss)/income from discontinued operations	(16,421)	1,589	10,967
Income tax (benefit)/provision	(6,360)	612	4,113

(Loss)/income from discontinued operations	(10,061)	977	6,854

Extraordinary charge for early extinguishment of debt, net of tax benefit of $841	—	1,344	—

Net (loss)/income	$(41,681)	$(1,612)	$22,480

Earnings per share:
Basic:
(Loss)/income before discontinued operations and extraordinary item	$(0.77)	$(0.03)	$0.30
(Loss)/income from discontinued operations	$(0.24)	$0.02	$0.13
Extraordinary charge from the early extinguishment of debt, net of income tax benefit	—	$(0.03)	—
Net (loss)/income	$(1.01)	$(0.04)	$0.43
Diluted:
(Loss)/income before discontinued operations and extraordinary item	$(0.77)	$(0.03)	$0.29
(Loss)/income from discontinued operations	$(0.24)	$0.02	$0.13
Extraordinary charge from the early extinguishment of debt, net of income tax benefit	—	$(0.03)	—
Net (loss)/income	$(1.01)	$(0.04)	$0.42
Weighted average shares outstanding—basic	41,132	44,546	52,752
Weighted average shares outstanding—diluted	41,216	45,008	53,297

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,279	$1,647
Accounts, notes and other receivables, less allowance for doubtful accounts of $1,455 in 2002 and $3,172 in 2001	11,666	29,005
Inventories	11,363	23,554
Prepaid income taxes	21,300	2,835
Current deferred income taxes		5,370
Prepaid expenses	1,703	1,052
Assets of discontinued operations	3,590	18,125

Total Current Assets	50,901	81,588

Plant and equipment, net	11,364	30,294
Other assets	3,169	5,326
Long term assets of discontinued operations	2,261	14,910

Total Assets	$67,695	$132,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$26,426	$6,000
Accounts payable	10,068	10,491
Accrued liabilities and other	15,858	8,887
Deferred revenue	226	524
Liabilities of discontinued operations	4,391	7,502

Total Current Liabilities	56,969	33,404

Long-term debt and other obligations	—	44,320
Non-pension post retirement benefits	4,201	3,854

Total Liabilities	61,170	81,578

Commitments and Contingencies (Note 17)
Stockholders' Equity:
Common Stock, $0.01 par value—80,000 shares authorized—40,889 and 40,799 shares issued and outstanding in 2002 and 2001	412	412
Capital Surplus	13,920	13,731
Retained (deficit)/earnings	(1,674)	40,249
Accumulated other comprehensive loss	(3,647)	(976)
Less—Treasury stock, 380 and 430 shares in 2002 and 2001, at cost	(2,384)	(2,691)
—Unearned portion of restricted stock	(102)	(185)

Total Stockholders' Equity	6,525	50,540

Total Liabilities and Stockholders' Equity	$67,695	$132,118

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock
						Treasury Stock
	Shares Issued		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss				Total Stockholders' Equity
		Amount				Shares	Amount	Restricted Stock
Balance as of December 31, 1999	53,387	$534	$12,815	$71,743	$0	(635)	$(3,896)	$(780)	$80,416

Net Income				22,480					22,480
Treasury share repurchases						(15)	(58)		(58)
Issuance of restricted stock	30		94					(94)	—
Amortization of restricted shares								512	512
Cash dividends									—
Restricted stock cancelled	(5)		(31)						(31)
Director's stock plan			246						246
Stock options exercised				(225)		54	295		70
Stock options tax benefit			56						56

Balance as of December 31, 2000	53,412	$534	$13,180	$93,998	$0	(596)	$(3,659)	$(362)	$103,691

Comprehensive (loss):
Net loss				(1,612)					(1,612)
Additional minimum pension liability, net of tax benefit of $236					(376)				(376)
Loss on derivative instrument, net of tax benefit of $375					(600)				(600)

Total comprehensive (loss)				(1,612)	(976)				(2,588)
Treasury share repurchases						(12,222)	(50,416)		(50,416)
Fees paid in treasury share repurchases				(15)			(1,220)		(1,235)
Issuance of restricted stock	40	—	137					(137)	—
Amortization of restricted shares								303	303
Retirement of stock	(12,222)	(122)		(51,514)		12,222	51,636		—
Cash dividends									—
Restricted stock cancelled	(8)	—	(44)					11	(33)
Director's stock plan			226						226
Stock options exercised	7		9	(608)		166	968		369
Stock options tax benefit			223						223

Balance as of December 31, 2001	41,229	$412	$13,731	$40,249	$(976)	(430)	$(2,691)	$(185)	$50,540

Comprehensive gain/(loss):
Net (loss)				(41,681)					(41,681)
Additional minimum pension liability, net of tax benefit of $847					(1,354)				(1,354)
Valuation allowance					(1,083)				(1,083)
Derivative financial instrument:
Gain/(loss) deferred during the year (net of tax of $22)					35				35
Gain/(loss) reclassified to earnings during the year (net of tax of $269)					431				431
Valuation allowance					(84)				(84)

					382				382
Gain/(loss) on exchange rate fluctuation for the Mexico entity net of tax benefit of $237					(379)				(379)
Valuation allowance					(237)				(237)

Total comprehensive (loss)				(41,681)	(2,671)				(44,352)
Issuance of Restricted Stock	40		23					(23)
Amortization of Restricted Shares								106	106
Director's Stock Plan			157						157
Stock Options Exercised				(242)		50	307		65
Stock Options Tax Benefit			9						9

Balance as of December 31, 2002	41,269	$412	$13,920	$(1,674)	$(3,647)	(380)	$(2,384)	$(102)	$6,525

ROHN INDUSTRIES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income/(loss)	(41,681)	(1,612)	22,480
Adjustments for non-cash items included in net income/(loss):
Depreciation and amortization	5,342	4,883	4,506
Loss on sale of assets from continuing operations	13,129	—	—
Loss on sale of assets from discontinued operations	7,760	—	—
Restricted stock earned	106	271	481
Provision for doubtful accounts	1,885	2,142	823
Provision for excess and obsolete inventory	(923)	2,746	401
Loss on derivative financial instrument	700	—	—
Asset impairment	433	4,012	—
Extraordinary charge from early extinguishment of debt	—	1,344	—
Prepaid pension	256	(28)	—
Non-pension post retirement benefits	651	1,689	167
Other non-cash Items	57	179	—
Changes in assets and liabilities:
Accounts receivable	15,454	1,717	(8,828)
Inventories	13,114	(4,922)	(4,541)
Prepaid income taxes	(18,465)	(1,994)	—
Prepaid expenses	(494)	(39)	721
Deferred income taxes	6,259	(2,009)	(1,350)
Deferred revenue	(298)	524	(717)
Accounts payable	166	(16,872)	3,613
Accrued liabilities and Other	3,907	(2,989)	(3,865)
Net discontinued operations assets and liabilities	11,423	21,634	(14,448)
Other assets	(532)	(182)	81

Net cash provided by/(used in)operating activities	18,249	10,494	(476)

Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds	(284)	(14,326)	(6,580)
Proceeds from disposal of plant and equipment	6,370	—	—
Capitalized software	(92)	(1,245)	(339)
Other	—	—	(290)

Net cash provided by/(used in) investing activities	5,994	(15,571)	(7,209)

Cash Flows from Financing Activities:
Repayment of term loan/long term debt	(14,250)	(8,422)	(908)
Net repayment of revolver debt	(9,644)	(5,680)	—
Early extinguishment of debt	—	(10,911)	—
Capitalized tender offer transaction costs	—	(1,035)	—
Proceeds from issuance of debt, net of issuance costs	—	62,392	—
Capitalized bank fees	(193)
(Decrease)/increase in bank overdrafts	(589)	1,390	—
Issuance of common stock, including treasury shares reissued	65	375	69
Purchase of treasury shares	—	(50,416)	(58)

Net cash used in financing activities	(24,611)	(12,307)	(897)

Net decrease in cash and cash equivalents	(368)	(17,384)	(8,582)
Cash and cash equivalents, beginning of period	1,647	19,031	27,613

Cash and cash equivalents, end of period	1,279	1,647	19,031

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	3,546	3,457	748
Income taxes	557	6,007	16,858

The accompanying notes are an integral part of these statements

1.    Nature of Operations

        ROHN Industries, Inc. and subsidiaries ("ROHN" or the "Company") manufactures and installs towers, poles, mounts and related accessories used principally to support telecommunications antennae for wireless communications, such as cellular telephone, personal communications systems ("PCS"), private microwave, commercial and amateur broadcasting and home television. The Company also has recently produced equipment enclosures and cabinets of concrete, fiberglass and steel to house electronic telecommunications equipment, although, in the fourth quarter 2002, the Company announced it would close its Bessemer, Alabama facility and that the Company would be exiting the equipment enclosures market segment. Prior to the consummation of the transactions discussed below that closed on December 31, 2002, the Company had manufacturing facilities in Peoria, Illinois (towers and poles), Bessemer, Alabama (equipment enclosures), Frankfort, Indiana (towers, tower components, and mounts), Casa Grande, Arizona (equipment enclosures) and Mexico City, Mexico (equipment enclosures). On December 31, 2002, the Company sold the majority of the property at the Peoria facility and all of the property at the Bessemer, Alabama facility to FOGSON, a special purpose entity created by the lenders under the Company's bank credit facility. In an unrelated transaction that closed on December 31, 2002, the Company sold its Casa Grande, Arizona facility to a separate unrelated third party. During the first part of 2003, the Company is transitioning all tower and pole manufacturing from its Peoria, Illinois to its Frankfort, Indiana facility and is consolidating those operations in Frankfort. The Company expects to complete the transition to Frankfort during the second quarter of 2003. During 2002, the Company also closed the equipment enclosures manufacturing operations in Mexico. The Company maintains a sales office in Mexico to support its sales and installation business in Mexico. The Company's products are sold directly to customers and through the use of distributors throughout the United States and in international markets.

2.    Summary of Significant Accounting Policies

        The significant accounting policies followed by the Company are described below:

Principles of Consolidation

        The financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

        The Company's products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue standards is generally recognized when product is shipped. From time to time, the Company's customers request the Company retain possession of products they have ordered due to construction delays caused by weather, zoning approvals, and other circumstances. In these situations, the Company recognizes revenue for its Tower Structures segment, and did recognize revenue for its Equipment Enclosures segment, prior to the time a product is or was shipped if each of the following conditions are met:

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

        The results of operations for the years ended December 31, 2002, 2001 and 2000 include Tower Structure bill and hold revenues of $1.5 million, $7.9 million and $11.4 million, respectively, relating to product which had not yet shipped, but for which the required revenue recognition criteria had been met. In the same periods, Equipment Enclosure bill and hold revenues were $0.5 million, $16.9 million and $7.4 million, respectively.

        Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for projects are capitalized into inventory until a project is complete, at which time the revenue and corresponding costs on a project are then recognized. With the Company's entry into the tall tower market, the Company has now adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. During 2000 and 2001, the percentage of completion method was utilized on the Central Missouri State University 2000 foot tall tower project. For the Commonwealth of Pennsylvania project, the Company uses a percentage of completion method for revenue recognition. Each site for the project has a number of milestones including engineering, materials, and construction. Revenue, and the associated costs, is recognized upon the completion of each milestone for each site.

Cash Equivalents

        The Company considers all highly liquid short-term investments purchased with a maturity of three months or less and all treasury bills to be cash equivalents. Cash equivalents are carried at cost that approximates market value.

        The Company's credit agreement (discussed in Note 10) provides for a sweep of all funds (cash receipts less cash disbursements) in our accounts with the net amount applied to or provided by the revolving credit facility. The amount of cash overdrafts that have been reclassified to accounts payable totals $801,000 and $1,390,000 as of December 31, 2002 and December 31, 2001, respectively.

Derivative Instruments and Hedging Activity

        The Company's "Risk Management Policy" allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Historically, however, the Company has not experienced material fluctuations in results from cash flows due to foreign currency exchange rates or interest rates and has not entered into derivative instruments or other hedging activities to manage these risks. Risk management practices, including the use of financial derivative instruments, must be presented to the Audit Committee of the Board of Directors before any action can be taken.

        All derivatives are recognized on the balance sheet at fair value. On the date the contract was entered, the Company designates the derivative as either a hedge of a forecasted transaction, the variability of cash flow to be paid ("cash flow" hedge), or undesignated. Changes in the fair value of the derivative are recorded in other comprehensive income until earnings are affected by the variability of cash flows and then reported in current earnings.

        We formally document the relationship between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking the hedge transaction. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions or variability of cash flows. We assessed at the hedge's inception that the derivative instrument was highly effective in offsetting changes in cash flows of the hedged item. Please refer to Note 21 for more information on the Company's derivatives.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Obsolete or un-salable inventories are reflected at their estimated net realizable values.

        Total inventories in 2002 and 2001 included the following classifications (in thousands):

	2002	2001
Finished goods	$7,325	$18,387
Work-in-progress	2,526	3,583
Raw materials	1,512	1,584

Total Inventories	$11,363	$23,554

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

Capitalized Software

        The Company has developed engineering software to be used in the design and analysis of tower and pole structures and began utilizing the software in 2002. The amount of unamortized capitalized software included in Other Assets at December 31, 2002 and 2001 was $1,507 and $1,584, respectively. The Company amortized $167 of the capitalized software in 2002. There was no amortization of capitalized software in 2001.

Income Taxes

        Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Net Income Per Share

        Basic earnings per share were computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the years ended December 31, 2002, 2001, and 2000, the number of potentially dilutive securities, including stock options and non-vested restricted stock, was 84,000, 462,000, and 545,000, respectively. The Company had additional outstanding stock options of 3,152,100 as of December 31, 2002, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of its common stock.

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

New Accounting Standards

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

	Twelve Months Ended December 31
(In thousands, except per share data)
	2002	2001	2000
Net income/(loss):
As reported	$(41,681)	$(1,612)	$22,480
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(845)	(703)	(946)
Pro forma	$(42,526)	$(2,315)	21,534
Basic EPS:
As reported	$(1.01)	$(0.04)	$0.43
Pro forma	$(1.03)	$(0.05)	$0.41
Diluted EPS:
As reported	$(1.01)	$(0.04)	$0.42
Pro forma	$(1.03)	$(0.05)	$0.40

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, the Company adopted the disclosure requirements on December 31, 2002 (refer to Note 20 on Page 54) and will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company believes the adoption of the recognition/measurement provisions will not have a material impact on our financial statements

        In June 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 nullifies the guidance of the Emerging Task Force Issue ("EITF") Issue No. 94-3, Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also established that fair value was the objective for the initial measurement of the liability. The provisions of FAS 146 are required for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company has adopted this new accounting standard as of December 31, 2002. The adoption of FAS 146 did not have a material impact on the financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by FAS 144, the Company has adopted this new accounting standard as of January 1, 2002. The adoption of FAS 144 is did not have a material impact on the financial statements.

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

3.    Unusual Transactions

        On October 16, 2002, the Company announced it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosures business by the end of 2002 in response to continued reduction in customer capital spending. On November 11, 2002, the Company announced that it entered into an agreement to sell its equipment enclosures facility in Casa Grande, Arizona that had a net book value $6.3 million for $3.1 million with a third party. On December 31, 2002, the Company sold assets to FOGSON, a special purpose entity created by the lenders under the Company's credit facility, in exchange for the cancellation of approximately $7.4 million of debt outstanding under that facility. The assets sold in this transaction included the Company's facilities located in Bessemer, Alabama, a portion of its Peoria, Illinois facility and certain inventory, accounts receivable and equipment, which assets had an aggregate net book value of approximately $32.8 million. The total loss on these transactions impacted our "Tower Structures" and "Equipment Enclosures" segments by $20.2 million, $8.4 million, respectively as of December 31, 2002. The loss associated with the Tower Structures segment segment is included in current earnings from continuing operations ("Loss on sale of assets"). The portion of the loss attributed to the Equipment Enclosures Segment is included in discontinued operations ("Loss/income from discontinued operations"). Included in discontinued operations are revenues of $24.5 million, $104.9 million and $90.9 million and pre-tax profit/(loss) of $(16.4) million, $1.6 million and $11.0 million for the years ending December 31, 2002, 2001 and 2000, respectively. An impairment charge of $0.4 million was recorded as of December 31, 2002 related to the remaining property, plant and equipment of discontinued operations. The prior periods have been reclassified to conform to discontinued operations treatment for all historical periods presented.

        Assets and liabilities of discontinued operations were as of December 31:

	2002	2001
Current assets	$3,590	$18,125
Property, plant and equipment, net	175	12,825
Current liabilities	4,020	7,334

4.    Income Taxes

        Total income tax expense/(benefit) for the years ended December 31, 2002, 2001, and 2000, was allocated as follows (in thousands):

	2002	2001	2000
(Loss)/income from continuing operations	$(10,440)	$(779)	$5,376
(Loss)/income from discontinued operations	(6,360)	612	4,113
Tax benefit from early extinguishment of debt	—	(841)	—
Tax benefit related to loss on derivative instrument	375	(375)	—
Tax benefit related to additional minimum pension liability	236	(236)	—
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(9)	(223)	(56)

	$(16,198)	$(1,842)	$9,433

        Income tax expense/(benefit) attributable to income from continuing operations consists of current provisions of $(14.7) million, $(.7) million, and $7.4 million and deferred provisions of $4.3 million, $(2.1) million, and $(0.3) million for the years ended December 31, 2002, 2001, and 2000, respectively.

        Income tax expense/(benefit) attributable to income from continuing operations was $(10.4) million, $(0.2) million, and $9.5 million, for the years ended December 31, 2002, 2001, and 2000, respectively, and differed from the U.S. Federal statutory income tax rate as follows (in thousands):

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Computed statutory (benefit)/provision	$(14,721)	35	$(688)	34	$7,351	35
State taxes, net of federal effect	(1,682)	4	(81)	4	840	4
Effect of reserve reversal related to expiration of statute of limitations of Company's 1996 return	—	—	—	—	(2,500)	(8)
Valuation allowance	6,024	(14)	—	—	—	—
Other, net	(61)	—	(10)	—	(315)	(1)

Total (benefit)/provision	$(10,440)	25	$(779)	38	$5,376	30

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Postretirement benefits other than pensions	$1,617	$1,484
Depreciation	(1,000)	(1,357)
Prepaid foreign taxes	—	959
Accrued insurance reserves	260	479
Reserve for doubtful accounts	437	1,143
Accrued severance costs	20	779
Casa Grande impairment charge	—	1,545
Incremental obsolete and excess inventory reserve costs	220	300
Other, net	(103)	51
Premature accruals	2,571	288
Vacation	413	588
Net operating losses	1,589	—
Additional minimum pension	1,083	236
Foreign translation	237	—
Derivatives	84	375
Valuation allowance	(7,428)	—

Net Deferred tax assets	$—	$6,870

        A full valuation allowance has been recorded against the Company's net deferred tax assets. BAsed on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

        The Company expects to realize approximately $21.3 million, in the aggregate, of tax refunds on its 2002 federal and state income taxes, some of which is attributable to the sale of assets to FOGSON.

5.    Fixed Assets

        Fixed assets at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Land	$308	$2,408
Buildings	6,214	23,412
Machinery and equipment	18,866	29,225
Construction in Process	—	805

	$25,388	55,850
Less accumulated depreciation	(14,024)	(25,556)

	$11,364	$30,294

6.    Accrued Liabilities and Other

        Accrued and other liabilities at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001
Payroll and benefit related	$1,650	$2,566
Severance expenses	96	2,023
Insurance related	294	443
Income taxes	—	—
Other accrued taxes	2,173	(356)
Environmental expense reserve (see note 17)	1,135	100
Warranty reserve (see note 19)	3,321	129
Employees pension plan	2,829	1,045
Legal and Consulting	1,236	524
Interest rate swap	918	975
Other	2,206	1,438

	$15,858	$8,887

        Reference note 17 and note 19 describing warranty and environmental issues.

7.    Pension, Profit Sharing and Post Retirement Benefits

General

        The Company has defined benefit, defined contribution and 401(k) retirement plans covering substantially all of its employees. Included in these plans are certain union sponsored plans to which the Company makes annual contributions equal to the amounts accrued. Total pension expense for union sponsored plans for 2002, 2001, and 2000 was $686,000, $872,000, and $930,000, respectively.

        The Company had one trustee-administered profit sharing plan covering all eligible former employees in its Equipment Enclosures segment. Discretionary contributions of $36,000, $206,000, and $223,000, were charged to expense under this plan in 2002, 2001, and 2000, respectively.

        The Company has a 401(k) Tax Deferred Savings Plan for the benefit of non-union employees. In 2000, after one year of continuous service, the Company matched 25% of employee contributions up to 12% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. In 2001, this plan was amended such that, after 90 days of continuous service, the Company matches 50% of employee contributions up to 6% of an employee's compensation and subject to the limits allowed by the Internal Revenue Service. The matching contribution made by the Company was $191,000, $173,000, and $175,000 in 2002, 2001, and 2000, respectively.

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

        Change in Benefit Obligation (in thousands)

	2002	2001
Benefit obligation at beginning of fiscal year	$10,369	$8,818
Service cost	254	265
Interest cost	752	683
Assumption change	466	627
Actuarial (gain)/loss	(320)	474
Benefits paid	(535)	(498)
Curtailments	(54)	—

Benefit obligation at end of fiscal year	$10,932	$10,369

        Change in Plan Assets (in thousands)

	2002	2001
Fair value of plan assets at beginning of fiscal year	$9,191	$10,809
Actual return on plan assets	(527)	(1,313)
Employer contribution	569	193
Benefits paid	(535)	(498)

Fair value of plan assets at end of fiscal year	$8,698	$9,191

        Reconciliation of Funded Status (in thousands)

	2002	2001
Benefit obligation at end of fiscal year	$(10,932)	$(10,369)
Fair value of plan assets at end of fiscal year	8,698	9,191
Funded status at end of fiscal year	$(2,234)	$(1,178)
Unrecognized net actuarial loss/(gain)	3,146	1,757
Unrecognized net transition obligation	—	6
Unrecognized prior service cost	16	30

Prepaid benefit cost	$928	$615

        Components of Net Amount Recognized in Balance Sheet

Prepaid benefit cost	$928	$615
Accrued benefit liabilities	(2,829)	(648)
Intangible asset	$16	$36
Accumulated other comprehensive loss	2,813	612

Net asset recognized	$928	$615

        Components of Net Periodic Benefit cost (in thousands)

	2002	2001	2000
Service cost	$254	$265	$280
Interest cost	752	683	658
Expected return on plan assets	(812)	(957)	(868)
Amortization of loss/(gain)	42	(33)	(22)
Amortization of transition obligation	6	6	6
Amortization of prior service cost	7	7	7

Net periodic benefit cost	$249	$(29)	$61

        The expected long-term rate of return on plan assets used in determining net periodic benefit costs was 8.0% for the year ended 2002 and 9.0% for the years ended 2001 and 2000. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of accumulated benefit obligations as of December 31 were 6.50% and 1.00%, respectively, in 2002, 7.25% and 3%, respectively, in 2001, and 7.75% and 3%, respectively, in 2000.

Retiree Benefits

        The Company provides certain post-retirement healthcare benefits to both the union and non-union employees located in Peoria, Illinois. Employees who retire from the Company after reaching the age of 65 (62 for union members) are eligible to participate in the post retirement healthcare plan.

        Change in Benefit Obligation (in thousands)

	2002	2001
Benefit obligation at beginning of fiscal year	$6,278	$5,413
Service cost	144	176
Interest cost	398	395
Amendments	(1,825)	—
Curtailment gain	—	(517)
Actuarial loss	327	1,113
Benefits paid	(303)	(302)

Benefit obligation at end of fiscal year	$5,019	$6,278

        Change in Plan Assets (in thousands)

	2002	2001
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Adjustments	—	—
Employer contribution	303	302
Plan participant's contributions	—	—
Benefits paid	(303)	(302)

Fair value of plan assets at end of year	—	—

        Reconciliation of Funded Status (in thousands)

	2002	2001
Benefit obligation at end of year	$(5,019)	$(6,278)
Fair value of plan assets at end of year	—	—
Funded status at year end	$(5,019)	$(6,278)
Unrecognized net actuarial loss	1,808	1,548
Unrecognized net transition obligation	—	814
Unrecognized prior service cost	(990)	62

Accrued benefit cost	$(4,201)	$(3,854)

        Components of Net Periodic Benefit cost (in thousands)

	2002	2001	2000
Service cost	$144	$176	$152
Interest cost	398	395	369
Expected return on plan asset	—	—	—
Recognized net actuarial loss	66	27	28
Amortization of transition obligation	56	121	121
Curtailment loss	—	559	—
Amortization of prior service cost	(13)	7

Net periodic benefit cost	$651	$1,285	$670

  Effect of Health Care Trend

        Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost	$54	$(51)
Effect on postretirement benefit obligation	$473	$(460)

  Assumptions as of December 31

	2002	2001	2000
Discount rate	6.5%	7.00%	7.50%
Health care trend rate	11.0% in 2003 trending down to 5.0% in 2009 and thereafter	9.0% in 2002 trending down to 5.5% in 2009 and thereafter	8.5% in 2001 trending down to 5.5% in 2007 and thereafter

        The shutdown of the Company's manufacturing operations in Peoria, IL, which was announced in January 2003, is reasonably expected to result in a withdrawal or partial withdrawal from the National Industrial Group Pension Plan.

8.    Litigation

        The Company is involved in various pending legal proceedings and claims arising in the normal course of its business.

        In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. The customer has stated that it expects to be reimbursed for all expenses associated with the retesting and, as necessary, the repair of the internal flange poles. The customer has stated that it will pursue, if necessary, legal action against the Company. As a result of this dispute, the Company accrued an additional $3.4 million for expenses associated with resolving the dispute and retesting and repairing, as necessary, the internal flange poles. The Company believes that it may have a claim against the testing company for some or all of the liabilities it incurs from this dispute.

        On March 13, 2003, Wurth Service Supply, Inc. ("Wurth") filed a complaint in the Circuit Court of Marion County, Indiana against the Company. The complaint alleges that the Company or its subsidiaries breached a supply agreement with Wurth and failed to take possession and pay for inventory valued at approximately $430,000. The Company has acknowledged the existence of the supply agreement with Wurth but denies any obligation to take possession of and pay for all of the inventory at issue. The Company intends to vigorously defend itself in this action.

        On April 14, 2003, the Company and certain of its subsidiaries filed a claim against Platinum Equity LLC and its affiliate, PFrank LLC, in Superior Court for the State of Delaware alleging, among other things, breach of contract for terminating the asset purchase agreement relating to the sale of substantially all of the Company's assets to PFrank.

9.    Leases

        The Company leases certain of its facilities and equipment under operating leases or capital leases, as defined by SFAS No. 13. The Company's property under capital leases, which is included in plant and equipment, consists of $0.0 million, $0.0 million, and $2.2 million at December 31, 2002, 2001 and 2000, respectively. The Capital Leases were associated with Industrial Development Bonds for the Frankfort, Indiana and Bessemer, Alabama facilities. In 2001, in connection with the creation of the Company's bank credit facility, the Company retired the Industrial Development Bonds. At December 31, 2002 and 2001, the Company had no capital leases.

        Future minimum payments for operating leases at December 31, 2002 are $452,000 in 2003, $371,000 in 2004, $254,000 in 2005, $63,000 in 2006, $33,000 in 2007, and $6,000 thereafter. Rental expense under operating leases was approximately $1,294,000 in 2002, $814,000 in 2001, and $760,000 in 2000.

10.    Debt

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

Credit Facility

        On March 8, 2001, the Company entered into a credit facility with its bank lenders. At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement. The Company and the bank lenders made amendments to its credit agreement in January 2002, June 2002, August 2002, and November 2002.

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company's bank credit facility. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company expects to realize approximately $21.3 million, in the aggregate, of tax refunds on its 2002 federal and state income taxes. On December 31, 2002, in connection with the sale of assets to FOGSON, the Company and the lenders under the Company's bank credit facility entered into and amended and restated credit agreement.

        In connection with the sale of assets to FOGSON, the Company and the bank lenders under the Company's bank credit facility entered into an amended and restated bank credit facility. As a result of the agreement, $11.0 million of debt outstanding under the revolver portion of the credit facility was transferred to the term loan portion of the credit facility. Upon the effectiveness of the amended and restated credit agreement on December 31, 2002, approximately $7.4 million and $19.0 million of debt was outstanding under the revolving portion of the credit facility and the term loan portion of the credit facility, respectively, for a total of $26.4 million outstanding under the credit facility. The term loan portion of the credit facility is due in June 30, 2003. The revolving loan portion of the credit facility is due on December 30, 2003. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company expects to realize approximately $21.3, in the aggregate, of tax refunds on its 2002 federal and state income taxes.

        Total borrowings of the Company at December 31, 2002 and 2001, consisted of the following (in thousands):

	2002	2001
Revolver Loan (prime based)—6.75%(1) due December 2003	$7,426	$19,320
Revolver Loan (LIBOR)—6.92%(1) due June 2003	—	9,000
Term Loan—6.93%(1) due June 2003	19,000	22,000

Total notes, credit agreement, and capital leases	$26,426	$50,320

Classified in the balance sheet as follows:
Long term debts and other obligations	$26,426	$50,320
Less: Current portion of long-term liabilities	(26,426)	(6,000)

Long-term debt and other liabilities	—	$44,320

(1)
The interest rates shown in the schedule were in effective as of December 31, 2001. With the amendment to the Credit agreement, the interest rates were 6.75% (prime based) and 5.42% (LIBOR based) for the revolver loans and 5.43% for the term loan. On January 15, 2002 the interest rate for the prime rate based portion of the loans under the revolving portion of the bank credit facility decreased to 6.00% and as of December 31, 2002 was 7.25%.

        The terms of the amended and restated credit agreement are summarized below.

        Availability.    Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for the eligible inventory may not exceed $4.0 million). The maximum debt available under the revolving portion of the bank credit facility for the period December 31, 2002 until January 31, 2003 was $11.75 million. As of January 31, 2003 the maximum revolver debt allowed was $12.75 million.

        Interest.    Borrowings under the credit facility bear interest payable monthly, at a rate per annum equal to 3.0% plus the greater of (i) the Federal Funds rate plus 0.5% and (ii) the corporate base rate or prime lending rate. At any time and Event of Default exists, the interest rate applicable to each loan is increased by 2.00% in excess of the rate otherwise in effect and all loans become payable on demand.

        Maturity and Amortization.    Loans under the term loan mature on June 30, 2003. There are no scheduled repayments of the term loan prior to June 30, 2003. Loans under the revolving loan mature on December 30, 2003. The Company expects to use the proceeds of its anticipated tax refunds to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        Commitment Reductions and Repayments.    All cash on deposit in the Company's bank accounts is now "swept" by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility. There are no scheduled payments for the revolver loan or the term loan until June 30, 2003. The term loan payment is due in full on June 30, 2003. The full amount of any and all tax refunds, together with any interest thereon, must be paid to the bank lenders upon receipt to reduce the outstanding loans under the credit facility.

        Security and Guarantees.    The obligations under the credit agreement are secured by a first priority security interest on substantially all of the Company's assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

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

        The Company had to provide by January 17, 2003 and must provide by the end of each subsequent month a 13-week cash flow projection to the bank lenders.

        The amended and restated credit agreement has additional financial covenants including a minimum consolidated cumulative earnings before interest and taxes plus depreciation and amortization (EBITDA) of $400,000 as of April 30, 2003, $800,000 as of May 31, 2003, $1,000,000 as of June 30, 2003, $1,400,000 as of July 31, 2003, $1,800,000 as of August 30, 2003, $2,400,000 as of September 30, 2003, $2,850,000 as of October 31, 2003, $3,050,000 as of November 30, 2003, and $3,000,000 as of December 31, 2003.

        Under the amended and restated credit agreement, at the end of any calendar month commencing April 2003, the aggregate consolidated cumulative year-to-date sales based on the cash flow projections the Company delivered to the bank lenders in the required 13-week cash flow model updated each month may not be less than 70% of the cumulative 2003 year to date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        Under the amended and restated credit agreement, the aggregate consolidated cumulative 2003 year-to-date collections based on the financial budget of the Company delivered to the lenders, may not be less than 70% of the cumulative 2003 year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        Under the amended and restated credit agreement, the aggregate cumulative 2003 year to date disbursements to the Company by the bank lenders, based on the financial budget of the Company delivered to the bank lenders, may not exceed 140% of the cumulative year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        The Company must provide on the first working day of the week an updated borrowing base certificate as of the close of business the previous Friday.

        Under the amended and restated bank credit facility, it is an event of default if the Company does not file for a tax returns for the ear ended December 31, 2002 claiming, or it this annual report on Form 10-K does not claim, that the Company is entitled to a refund of a minimum of $18.0 million based on the 2002 financial results.

        The amended and restated credit agreement requires that the Company deliver its annual report to the administrative agent that does not include a going concern qualification in the independent auditor's report relating to the Company's audited financial statements for the year ended December 31, 2002. The Company's independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company's amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $250,000, $50,000 of which was immediately payable and $200,000 of which is payable on December 15, 2002 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        The obligations under the credit agreement are collateralized by a first priority security interest in substantially all of the Company's assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

11.    Stock-Based Compensation Plans

        The Company had two stock option plans at December 31, 2002, the Key Executives' Stock Option Plan ("Executive Plan") and the 1999 Stock Option Plan ("1999 Plan").

        The Executive Plan was approved by the shareholders of the Company on July 12, 1990. This plan provides for granting of non-qualified and incentive stock options, and reserves for the issuance of up to 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price equal to the fair market value at the date of grant, expire in ten years from the date of grant, and vest at a rate of 33.33% per year. At December 31, 2002, there were no options available for grant under this plan, as the time period for option grants under this plan expired on March 6, 2000. At December 31, 2002, 826,000 options were outstanding under this plan.

        The 1999 Plan was approved by shareholders of the Company on May 18, 1999. This plan provides for the granting of non-qualified and incentive stock options, and reserves for the issuance 2,500,000 authorized but unissued shares of common stock. Options granted under this plan are exercisable at a price established by the Compensation Committee of the Board of Directors (to date, all options under this plan have been granted at fair market value at date of grant), expire ten years from the date of grant, and vest at a rate of 33.33% per year. At December 31, 2002, 356,672 common shares were available for granting under this plan. At December 31, 2002, 2,143,328 options were outstanding under this plan.

        A summary of the status of the Company's option plans for the years ended December 31, 2000 through December 31, 2002 and changes during the years then ended is presented in the tables below:

	Twelve Months Ended December 31, 2002
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$3.796	2,437
Granted	1.550	550
Exercised	1.281	(50)
Forfeited	—	—
Expired	—	—

Outstanding at end of period	$3.370	2,937
Exercisable at end of year	$4.257	1,335
Weighted average fair value of options granted	$1.10

	Twelve Months Ended December 31, 2001
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$3.796	2,675
Granted	3.444	610
Exercised	2.134	(173)
Forfeited	3.999	(675)
Expired	—	—

Outstanding at end of period	$3.769	2,437
Exercisable at end of year	$4.224	1,317
Weighted average fair value of options granted	$2.20
	Twelve Months Ended December 31, 2000
	Weighted Average Exercise Price	Shares (000)
Outstanding at beginning of period	$3.164	2,226
Granted	3.808	1,085
Exercised	1.281	(54)
Forfeited	1.636	(582)
Expired	—	—

Outstanding at end of period	$3.796	2,675
Exercisable at end of year	$4.666	812
Weighted average fair value of options granted	$2.51

Weighted Average Assumptions Used in Determining Option Grants

	2002	2001	2000
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	75.60%	59.31%	57.70%
Risk-free interest rates	5.22%	5.02%	6.38%
Expected lives	7.0 years	7.0 years	7.0 years

Stock Options Outstanding and Exercisable

	Options Outstanding
				Options Exercisable
		Weighted-Average Remaining Contractual Life (years)
Exercises Prices	# Outstanding At 12/31/02		Weighted-Average Exercise Price	# Outstanding At 12/31/02	Weighted-Average Exercise Price
$1.281-$1.550	550,000	9.25	$1.55	—	—
$1.281-$2.031	689,028	6.75	$1.81	453,428	$1.81
$3.094-$4.250	1,007,000	7.78	$3.52	195,667	$3.57
$5.000-$7.750	723,300	5.29	$6.03	667,767	$6.12

	2,969,328	7.74	$3.37	1,316,862	$4.26

12.    Restricted Stock Plan

        The Restricted Stock Plan was approved by the shareholders of the Company on July 30, 1992. The Plan provides for the granting of restricted stock to certain key employees and reserves for issuance of 1,000,000 shares of common stock under the plan.

        The Company had 80,000, 85,000, and 140,000 shares of restricted stock outstanding at December 31, 2002, 2001, and 2000, respectively. These shares have the same dividend and voting rights as other common stock. Restricted stock is considered to be currently issued and outstanding. The cost of the restricted stock, determined as the fair market value of the shares at the date of grant, is expensed ratably over a three to five-year vesting period. Such expense amounted to $106,000 in 2002; $271,000 in 2001; and $512,000 in 2000.

        Restricted stock grants of 40,000 shares, 40,000 shares, and 30,000 shares were made in 2002, 2001, and 2000, respectively. The weighted average fair value for the restricted stock grants were $0.58 per share in 2002, $3.4375 per share in 2001 and $3.125 per share in 2000.

13.    Director's Stock Ownership Plan

        The Company has a stock ownership plan for non-employee directors, the Amended and Restated ROHN Industries, Inc., 1994 Non-employee Director Stock Ownership Plan (the "Director Plan"), which was initially approved by the stockholders of the Company in 1994. A total of 200,000 shares of the Company's common stock were initially reserved for issuance under the Director Plan. The Director Plan initially allowed each non-employee director to elect to receive all or a part of such director's annual retainer fee, which would otherwise be paid in cash, in shares of restricted stock held in custody by the Company.

        The Director Plan was first amended by the Board of Directors on May 18, 1999, to require that director's receive their entire annual retainer fee in the form of "Stock Units", which represent the right to receive shares of common stock upon the earlier of the fifth anniversary of the date on which the Stock Units are granted, the termination of the participant's service as a director, or a change in control. The Director Plan was amended to its current form by the Board of Directors on May 11, 2000, reserving up to 500,000 shares of the Company's common stock for issuance under the Director's Plan, and allowing each non-employee director to elect to receive all or part of such director's annual retainer fee and/or meeting fees in the form of stock units under the Director Plan. As of December 31, 2002, units representing all of the shares available under the plan had been awarded and no additional units are being issued under the plan.

        The cost of the stock issued to the directors for the annual retainer is amortized over the appropriate twelve-month period. The cost of the stock issued to the directors for all meetings is expensed in the period that it is issued. The value of the stock is calculated, as the average of the closing prices of the stock for the five preceding days prior to the award of the stock. The number of shares awarded under this plan are 210,515 shares, 52,442 shares, and 68,089 shares in 2002, 2001, and 2000, respectively.

14.    Stockholders' Equity

        On September 24, 1990, the Company announced that its Board of Directors had authorized the acquisition, through both negotiated transactions involving large blocks and open-market purchases, of up to 1.5 million shares of its common stock to be held as treasury shares and be available to meet requirements of its Key Executives' Stock Option Plan. As of December 31, 2000, 1,149,288 shares have been purchased. Excluding the "Dutch-Auction", no additional shares of stock were purchased by the Company in 2002 or 2001.

        On April 16, 2001, the Company announced the final results of its "Dutch Auction" self-tender offer to purchase up to 10.3% of its common stock and, in accordance with the terms of the self-tender offer, the Company accepted for purchase 5,430,729 shares of common stock at a price of $4.125 per share net to the seller in cash. Payment for the shares accepted in the self-tender offer was made on April 17, 2001. In connection with the Company's previously announced stock purchase agreement with the UNR Asbestos Disease Claims Trust (the "Trust"), the Company purchased 6,791,493 shares of common stock from the Trust at $4.125 on April 23, 2001. The Company funded the purchase of the shares from the self-tender offer and from the Trust using borrowings under its credit facility and cash on hand.

15.    Business Segment Information

        Through 2002, the Company operated in three business segments: Tower Structures, Equipment Enclosures and Construction Services. The segments are managed as strategic business units due to their distinct processes and potential end-user application. The Tower Structures segment includes manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a worldwide sales, marketing and distribution effort. The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares sales and marketing effort with both the Tower Structures segment and the Equipment Enclosures segment. The Equipment Enclosures segment is included as part of discontinued operations as discussed in Note 3, Unusual Charges.

        In the fourth quarter 2002, the Company announced the closing of the Bessemer, Alabama facility. The Casa Grande facility had been closed at the end of 2001. As a result, the Company announced that it was exiting the Equipment Enclosures segment. As part of the sale of assets to FOGSON, the Company sold the majority of its manufacturing facilities at the Peoria, Illinois facility. During the first part of 2003, all tower and pole manufacturing operations are being transferred to the Frankfort, Indiana facility. The transition to manufacturing all products in the Frankfort facility is expected to be completed in the second quarter of 2003.

        Accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those described in Note 2. The Company evaluates segment performance based on earnings before interest and taxes. Inter-segment transactions are recorded at prices negotiated between segments.

2002 (in thousands)	Tower Structures Segment	Construction Services Segment	Inter Segment Sales(2)	Total
Net sales	$49,202	$40,773	$(8,550)	$81,425
Earnings (loss) before interest and taxes	(20,552)	3,013	—	(17,539)
Depreciation and amortization	4,528	188	—	4,716
Capital expenditures(1)	376	—	—	376
Segment assets	$54,607	$9,975	$(650)	$63,932
2001 (in thousands)	Tower Structures Segment	Construction Services Segment	Inter Segment Sales(2)	Total
Net sales	$91,439	$60,454	$(18,693)	$133,200
Earnings (loss) before interest and taxes	(2,642)	3,869	—	1,227
Depreciation and amortization	3,575	72	—	4,883
Capital expenditures(1)	10,318	244	—	15,571
Segment assets	$76,518	$24,065	$(1,500)	$99,083

2000 (in thousands)	Tower Structures Segment	Construction Services Segment	Inter Segment Sales(2)	Total
Net sales	$130,595	$56,626	$(24,342)	$162,879
Earnings before interest and taxes	20,764	$(522)	—	20,242
Depreciation and amortization	3,609	23	—	4,506
Capital expenditures(1)	5,952	93	—	14,433
Segment assets	$80,513	$24,503	$(1,150)	$103,866

(1)
Net of asset dispositions and retirements.

(2)
For purposes of the MD&A discussion and customer segment revenue discussion below, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

        In 2002, Construction Services had one customer that accounted for 51% of total segment revenue, or 19% of consolidated net revenue, no other customer accounted for more than 10% of revenue. In 2001, the Tower Structures segment had one customer that accounted for 12% of total segment revenue, or 5% of consolidated net revenues. The Equipment Enclosures segment had three customers that accounted for 51% of total segment revenues, or 23% of consolidated net revenues. The Construction Services segment had two customers that accounted for 59% of total segment revenues, or 15% of consolidated net revenues. In 2000, the Tower Structures segment had one customer that accounted for 24% of total segment revenue, or 12% of consolidated net revenues. The Equipment Enclosures segment had three customers that accounted for 36% of total segment revenue, or 13% of consolidated net revenues. The Construction Services segment had two customers that accounted for 37% of total segment revenue, or 5% of consolidated net revenues.

        Revenues and long-lived assets are related to U.S. operations, except for Mexico, which had revenues of approximately $6.4 million, $11.4 million, and $22.3 million for the years ended December 31, 2002, 2001, and 2000, respectively, and long-lived assets of $68 thousand, $275 thousand, and $118 thousand as of December 31, 2002, 2001, and 2000, respectively.

16.    Export Sales

        Export sales for the years ended December 31, 2002, 2001, and 2000, were $12.2 million, $28.2 million, and $37.6 million, respectively.

17.    Commitments and Contingencies

        As of December 31, 2001, the Company had a contractual commitment to purchase a total of $1.2 million of zinc at a fixed price from two companies for use in the galvanizing manufacturing process during calendar year 2002. This represents approximately 75% of the anticipated requirements for zinc during 2002. During the second half of 2002, the Company bought out the contractual commitments to purchase zinc. As of December 31, 2002, the Company has no contractual commitments for the purchase of materials to be used in the manufacturing process.

        From time to time, the Company is subject to various claims and legal actions arising during the ordinary course of business. Management believes that the Company's cost and any potential judgments resulting from some of those claims and legal actions would be covered by the Company's insurance program, except for deductible limits and self-insured retention. The Company intends to defend such claims and legal actions in cooperation with its insurers.

        The Company is also party to litigation discussed in Note 8.

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

        In other cases, the Company is participating with the relevant authorities or other parties involving currently or formerly operated sites. The costs or liabilities the Company may incur with respect to these sites are difficult to predict until the level of contamination is determined. In connection with the Company's sale of the Peoria, Illinois property to FOGSON in December 2002, the Company retained responsibility for potential soil and groundwater contamination at Peoria and has reserved $1.0 million for such costs. The amount accrued was based on preliminary cost estimates of between $1 million and $5 million which were previously developed. In addition, the Company has also reserved $0.1 million for investigation and potential remediation of a formerly owned facility in Tennessee. The amount accrued was based on preliminary recent cost estimates of between $0.1 million and $0.3 million.

        In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. The customer has stated that it expects to be reimbursed for all expenses associated with the retesting and, as necessary, the repair of the internal flange poles. The customer has stated that it will pursue, if necessary, legal action against the Company. As a result of this dispute, the Company accrued an additional $3.4 million for expenses associated with resolving the dispute and of retesting and repairing, as necessary, the internal flange poles. The Company believes that it may have a claim against the testing company for some or all of the liabilities it incurs from this dispute.

        The Company is subject to audits by various state sales and use tax authorities. These audits are conducted in the normal course of business. The Company believes that they are in compliance with the laws governing the application and remittance of these types of taxes. However, the Company has in the past been subject to tax adjustments resulting form these audits and as such has made certain accruals for potential adjustments arising for pending future audits.

18.    Quarterly Results of Operations

Unaudited (In thousands, except per share data)	First	Second	Third	Fourth	Year
2002
Net sales	$22,715	$25,175	$18,290	$15,245	$81,425
Gross profit/(loss)	3,919	114	76	(3,139)	970
Operating income/(loss)	(879)	(6,250)	(6,508)	(3,902)	(17,539)
(Loss) on sale of assets	—	—	—	(20,192)	(20,192)
(Loss)/income before income taxes and discontinued operations	(1,700)	(7,052)	(7,116)	(26,192)	(42,060)
(Loss)/income from discontinued operations	(976)	(974)	(611)	(7,500)	(10,061)
Net (loss)/income	(1,668)	(4,970)	(4,953)	(30,090)	(41,681)
Net income per share—basic
(Loss)/income before discontinued operations	(0.02)	(0.10)	(0.11)	(0.54)	(0.77)
(Loss)/income from discontinued operations	—	—	0.01	(0.25)	(0.24)
Net (loss)/income	(0.02)	(0.10)	(0.10)	(0.79)	(1.01)
Net income per share—diluted
(Loss)/income before discontinued operations	(0.02)	(0.10)	(0.11)	(0.54)	(0.77)
(Loss)/income from discontinued operations	—	—	0.01	(0.25)	(0.24)
Net (loss)/income	(0.02)	(0.10)	(0.10)	(0.79)	(1.01)
Market price of common stock:
High	$2.24	$1.54	$0.45	$0.25
Low	$1.10	$0.22	$0.07	$0.04
Unaudited (In thousands, except per share data)	First	Second	Third	Fourth	Year(1)
2001
Net sales	$31,249	$38,838	$32,520	$30,593	$133,200
Gross profit	6,639	9,872	6,315	(26)	22,800
Operating income/(loss)	492	3,998	493	(3,756)	1,227
Income/(loss) before income taxes, discontinued operations and extraordinary charge	557	3,130	(628)	(5,083)	(2,024)
(Loss)/income from discontinued operations	2,984	2,086	438	(4,531)	977
Extraordinary charge for early extinguishment of debt, net of tax benefit of $841	$1,344	—	—	—	$1,344
Net income/(loss)	$2,269	$4,195	$335	$(8,411)	$(1,612)
Net income/(loss) per share—basic:
Income/(loss) before discontinued operations and extraordinary item	$0.02	$0.05	$—	$(0.10)	$(0.03)
(Loss)/income from discontinued operations	0.07	0.07	0.03	(0.15)	0.02
Extraordinary charge for early extinguishment of debt, net of tax benefit	$(0.03)	—	—	—	$(0.03)
Net (loss)/income per share—basic	$0.06	$0.12	$0.03	$(0.25)	$(0.04)
Net income/(loss) per share—diluted:
Income/(loss) before discontinued operations and extraordinary item	0.02	0.05	—	(0.10)	(0.03)
Loss/(income) from discontinued operations	0.07	0.07	0.03	(0.15)	0.02
Extraordinary charge for early extinguishment of debt, net of tax benefit	$(0.03)	—	—	—	$(0.03)
Net income per share—diluted	$0.06	$0.12	$0.03	$(0.25)	$(0.04)
Market price of common stock:
High	$4.44	$6.38	$5.25	$3.13
Low	$3.19	$3.66	$1.67	$1.66

(1)
Earnings per share information is not additive due to the change (reduction) in the number of shares outstanding during the year as a result of the buy back of shares as part of the "dutch-auction" in the second quarter.

19.    Asset Impairments and Restructuring and Other Charges

        In 2000, the Company was experiencing significant growth in demand for its Equipment Enclosure products. A significant portion of the growth was coming from the fiber optic segment of the telecommunications industry. The fiber optic segment was experiencing increasing demands for capacity led by Internet based companies. In response to the existing purchase commitments and expected continued increasing demands, the Company purchased and expanded enclosure-manufacturing facilities in Casa Grande, Arizona. Beginning in mid-2001, the demand from Internet related companies severely declined and the requirements for increased fiber optic capacity were curtailed. As a result the telecommunications companies stopped expanding fiber optics capacity, resulting in a decreased demand for enclosures and cancelled orders.

        In late 2001, the Company decided to close the Casa Grande facility. The property at Casa Grande consisted of three parcels of land. The first parcel was 15 acres and contained the manufacturing facilities and offices that existed when the property was purchased. The second parcel was 15 acres and contained the manufacturing facilities and offices constructed by the Company. The third parcel was 15 acres and was vacant. As of December 31, 2001, the first parcel was considered "held for sale". The remaining parcels were considered "held for use". All three parcels were listed for sale with a commercial real estate firm. An appraisal of all of the Casa Grande property was conducted by an independent third party appraiser. The entire Casa Grande facility was valued as of December 31, 2001 at $5.7 million after recording an impairment charge of $4.0 million and providing for equipment that was intended to be transferred to other operating units of the Company. The impairment charge was recorded as a general and administrative expense in the Equipment Enclosure business segment. On December 31, 2002, the Company closed the sale of all three parcels to an unrelated third party.

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

        On July 1, 2002, the Company announced that it had retained Peter J. Solomon Company Limited as its financial advisor to assist the Company in exploring strategic alternatives for the Company, including a possible sale, merger, other business combination or restructuring involving the Company. The Company intended to consummate a sale of substantially all the assets of the Company and its subsidiaries by December 31, 2002 in one or more transactions.

        On October 16, 2002, the Company announced that in response to continued reductions in customer capital spending; it would close its manufacturing facility in Bessemer, Alabama and exit the equipment enclosure business. Manufacturing operations were substantially closed down at the facility by December 31, 2002 although the Company continued limited operations relating to the Equipment Enclosures segment into the beginning of 2003.

        On December 31, 2002, the Company sold selected real estate, fixed assets, inventory, and accounts receivable to FOGSON in exchange for the cancellation of indebtedness under the Company's bank credit facility. In a separate transaction, on December 31, 2002, the Company sold substantially all of the fixed assets located at the Casa Grande, Arizona facility to an unrelated third party. The proceeds from the sale of the Casa Grande property were used reduce the outstanding indebtedness under the

Company's bank credit facility. The Equipment Enclosure segment is shown in the consolidated financial statements as discontinued operations. The Company recorded a loss on the sale of assets of $28.6 million in December 2002 related to the sale of assets to FOGSON and the sale of the Casa Grande, Arizona property to an unrelated third party.

        The Company's ongoing operations include the Tower Structures segment which consists of towers, poles and accessories. Beginning in January 2003, the manufacturing of all towers and poles for the Tower Structure segment that had been manufactured in Peoria were being transitioned to the Frankfort, Indiana facility. The transition is expected to be completed by early in the second quarter, 2003. The ongoing operations also include the Construction Services segment which consists of domestic construction management and the installation of towers primarily in Mexico that are sold out of the Company's Mexico City office.

        The Company continues to experience significant liquidity and cash flow issues which have made it difficult for the Company to meet its obligations to its trade creditors in a timely fashion. The Company expects these liquidity issues to continue for the foreseeable future. Beginning in the third quarter of 2002 and continuing to the present time, the Company has extended payment terms to its suppliers as a result of constraints on available liquidity. As a result of slower payment terms, and uncertainty regarding the Company's financial condition, a number of major suppliers severely restricted the credit they were willing to extend to the Company. The restricted credit terms by key suppliers has further negatively impacted the liquidity position of the Company and has disrupted the Company's ability to service its customers.

        The Company expects to continue to experience difficulty in meeting its future financial obligations. Assuming the Company meets its current projections regarding sales and cash receipts, the Company's vendors do not adversely change the payment terms they currently extend to the Company and the Company does not incur any unforeseen liabilities, the Company believes that its cash from operations, borrowings under its revolving credit facility, cash on hand and cash received from its 2002 federal and state income tax refunds will likely be sufficient to meet its currently anticipated liquidity needs. However, if the Company's actual sales and cash receipts are less than currently projected, the Company's vendors adversely change the payment terms they extend to the Company, the Company does not receive the full payment of its anticipated tax refunds on a timely basis or the Company incurs one or more unforeseen liabilities, the Company could fail to meet its liquidity needs and may face a severe liquidity crisis.

        The Company expects to use the proceeds of its anticipated tax refunds to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        The Company's continuing liquidity issues, combined with the uncertainties relating to its ability to refinance this debt by December 31, 2003, has led the Company's independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company's audited financial statements for the year ended December 31, 2002. This qualification in the Company's audit report would have resulted in a default under the Company's amended and restated credit agreement. However, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, of which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2002 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

20.    Product Warranty

        Our product warranty liability is determined by applying historical claim experience to the current eligible units. The historical claim experience is developed using an average of actual warranty payments. These rates are applied to the eligible units to determine the liability.

	2002	2001
Warranty liability, January 1	$129	$398
Payments	(4,150)	(1,966)
Provision for warranty	7,342	1,697

Warranty liability, December 31	$3,321	$129

        In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. The customer has stated that it expects to be reimbursed for all expenses associated with the retesting and, as necessary, the repair of the internal flange poles. The customer has stated that it will pursue, if necessary, legal action against the Company. As a result of this dispute, the Company accrued an additional $3.3 million for expenses associated with resolving the dispute and of retesting and repairing, as necessary, the internal flange poles. The Company believes that it may have a claim against the testing company for some or all of the liabilities it incurs from this dispute.

21.    Derivative Financial Instrument

        The Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 effective in 1999 and 2001, respectively. The adoption did not have a material effect on the Company's financial statements, as the Company did not historically enter into these types of transaction in the normal course of business.

        The Company's credit agreement requires the Company to enter into one or more Rate Management Transactions which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility. The Company entered into a floating-to-fixed interest rate swap with a notional amount of $30 million on April 18, 2001. The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment. The swap agreement was 100% effective until December 31, 2002, and, thus, no amount was recognized in current earnings for the quarter and year ending December 31, 2001. As of December 31, 2002, the Company has discontinued their hedge relationship and therefore, $0.7 million was reclassified to current earnings ("Interest Expense"). As of December 31, 2002 and 2001, $0.1 and $0.8 million, respectively, of deferred losses (net of tax benefit) included in equity ("Accumulated Other Comprehensive Expense") is expected to be reclassified to current earnings ("Interest Expense") over the next twelve months.

22.    Liquidity

        The Company has suffered recurring losses from operations due to its decreased ability to market and sell its products. Accordingly, it may be unable to secure a new credit facility as of December 30, 2002, which raises substantial doubt about its ability to continue as a going concern. For the years ended December 31, 2002 and 2001, the Company incurred a loss from operations of approximately $31.6 million and $1.2 million, respectively. Management expects operating losses to continue for the foreseeable future. Although the Company expects operation losses to continue, the Company does expect to generate positive EBITDA. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objective.

        On October 16, 2002, the Company announced that in response to continued reductions in customer capital spending; it would close its manufacturing facilities in Bessemer, Alabama and exit the equipment enclosure business. The Alabama plant closing will reduce the Company's workforce by approximately 100 positions. As discussed in Note 3, the Company sold the assets related to the Equipment Enclosure segment and has discontinued these operations as of December 31, 2002, although the Company continued limited operations relating to the Equipment Enclosures segment into the beginning of 2003.

        The Company continues to experience significant liquidity and cash flow issues which have made it difficult for the Company to meet its obligations to its trade creditors in a timely fashion. The Company expects these liquidity issues to continue for the foreseeable future. Beginning in the third quarter of 2002 and continuing to the present time, the Company has extended payment terms to its suppliers as a result of constraints to available liquidity. As a result of slower payment terms, and uncertainty regarding the Company's financial condition, a number of major suppliers severely restricted the credit they were willing to extend to the Company. The restricted credit terms by key suppliers has further negatively impacted the liquidity position of the Company and has disrupted the Company's ability to service its customers.

        The Company expects to continue to experience difficulty in meeting its future financial obligations. Assuming the Company meets its current projections regarding sales and cash receipts, the Company's vendors do not adversely change the payment terms they currently extend to the Company and the Company does not incur any unforeseen liabilities, the Company believes that its cash from operations, borrowings under its revolving credit facility, cash on hand and cash received from its 2002 federal and state income tax refunds will likely be sufficient to meet its currently anticipated liquidity needs. However, if the Company's actual sales and cash receipts are less than currently projected, the Company's vendors adversely change the payment terms they extend to the Company, the Company does not receive the full payment of its anticipated tax refunds on a timely basis or the Company incurs one or more unforeseen liabilities, the Company could fail to meet its liquidity needs and may face a severe liquidity crisis.

        The Company expects to use the proceeds of its anticipated tax return to repay the term loan portion of the bank credit facility, which matures on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        The Company's continuing liquidity issues, combined with the uncertainties relating to its ability to refinance this debt by December 31, 2003, has led the Company's independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company's audited financial statements for the year ended December 31, 2002. This qualification in the Company's audit report would have resulted in a default under the Company's amended and restated credit agreement. However, the Company and the lenders under the Company's credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Director and Executive Officers of the Registrant.

Background Information Regarding Directors

        The table below sets forth the names of the Company's non-executive directors, their principal occupations during the last five years and certain other information.

Name of Director	Director Since	Age	Principal Occupations for the Last Five Years, Other Directorships and Committee Assignments
Stephen E. Gorman	1999	47	Executive Vice President, Operations Support, Krispy Kreme Doughnuts, Inc. (September 2002 to present); President—North America, Krispy Kreme Doughnuts, Inc. Corporation (August 2001 to September 2002); Executive Vice President—Operations, Northwest Airlines, Inc. (March 2001 to August 2001); Senior Vice President—Technical Operations, Northwest Airlines, Inc. (January 1999 to February 2001); Vice President—Engine & Component Operations, Northwest Airlines, Inc. (July 1997 to December 1998); Vice President—Engines, Northwest Airlines, Inc. (April 1996 to June 1997). Other directorships: Timco Aviation Servies, Inc., a provider of aircraft maintenance and engineering services. Member of the Company's Audit Committee. Chair of the Company's Compensation Committee.
Jordan Roderick	1999	45
			President—International, AT&T Wireless Services, Inc. ("AT&T Wireless") (January 2000 to present); Executive Vice President—Wireless Products, AT&T Wireless (March 1998 to January 2000); Executive Vice President—National Operations, AT&T Wireless (July 1997 to March 1998); President—Messaging Division, AT&T Wireless (August 1996 to October 1998). Other directorship: Rogers Wireless Communications, Inc. Member of the Company's Compensation and Audit Committees. Chair of the Company's Strategy Committee.
Alan Schwartz	1999	63
			Sterling Professor of Law at Yale Law School and Professor at the Yale School of Management since before 1995. Other directorship: Cleveland-Cliffs Inc, a provider of iron products and services. Member of the Company's Strategy Committee. Chair of the Company's Audit Committee.
Horace Ward	2002	42	See Messr. Ward's biography below.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on written representations of certain reporting persons and a review of the reports furnished to the Company during 2002, the Company believes that during 2002 its executive officers, directors and greater than 10% stockholders have complied with applicable requirements.

Executive Officers of the Registrant

        The Executive Officers of the Company as of December 31, 2002 are listed below. Executive Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

Name of Executive Officer	Officer Since	Age	Present Position and Five Year Business Experience
Horace Ward	2000	42	President and Chief Executive Officer—ROHN Industries, Inc. (commencing November, 2002), Chief Operating Officer and Senior Vice President—ROHN Industries, Inc. (November 2001 to November 2002); President—Equipment Enclosures Division of ROHN, Inc. (December 2000 to November 2001); Vice President of Equipment Enclosures, ROHN, Inc. (March 2000 to December 2000); Manufacturing Manager (January 1998 to March 2000); Plant Manager—Heil Environmental Industries, Inc. (1995-1997)
Paul D. Grove	2000	49
			Vice President—Tower Division of ROHN Industries, Inc. (commencing August 2000); President and General Manager, Hutchinson/Mayrath Division of TIC United Corporation (1997 to 2000); General Manager of SST Truck Company (1996 to 1997); Vice President—Manufacturing of Marmon Motors Co. (1986 to 1997).
David G. Brinker	2000	49	Vice President—Engineering of ROHN Industries, Inc. (commencing 1994).
Alan R. Dix	2002	49	Vice President, Chief Financial Officer and Secretary—ROHN Industries, Inc (commencing May, 2002). Treasurer—Foster & Gallagher, Inc. (1997 to May 2002).

        On November 11, 2002, Brian Pemberton retired as President and Chief Executive Officer of ROHN Industries. Horace Ward was appointed President and Chief Executive Officer effective November 12, 2002.

        In January 2003, Alan Dix resigned as Vice President, Chief Financial Officer and Secretary, ROHN Industries, Inc.

        In February 2003, John Castle was hired as Vice President, Chief Financial Officer and Secretary, ROHN Industries, Inc.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth the total cash and non-cash compensation in each of 2000, 2001 and 2002 received by the individuals who served as the Company's Chief Executive Officer in 2002 and the

Company's four other most highly compensated executive officers serving during 2002 whose total annual salary and bonus exceeded $100,000 (the "named executive officers").

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards(1)		Securities Underlying Options(#)		All Other Compensation($)
Horace Ward President and Chief Executive Officer	2002 2001 2000	$219,039 197,115 120,241	$112,500 — 155,000	— — —	$	— 137,500 —	200,000 — 175,000	(2)	$31,790 4,788 2,625	(3) (4) (4)
David G. Brinker Vice President—Engineering	2002 2001 2000	159,692 155,000 145,000	— — 44,500	— — —		— — 93,750	50,000 — 25,000	(2)	4,924 4,650 2,496	(4) (4) (4)
Paul D. Grove(5) Vice President—Tower Operations	2002 2001 2000	147,822 155,000 50,480	— — 20,536	— — —		— — —	50,000 50,000 50,000	(2)	4,615 27,767 18,186	(4) (7) (8)
Jeffrey T. Jablonski Treasurer	2002 2001 2000	100,747 111,941 107,121	— — 35,000	— — —		— — —	25,000 25,000 25,000	(2)	3,022 4,408 2,625	(4) (4) (4)
Brian B. Pemberton(5) Former President and Chief Executive Officer	2002 2001 2000	302,469 380,000 352,461	— — 540,000	— — —		— — —	— — 75,000		91,327 5,250 2,625	(6) (4) (4)
Alan R. Dix(5) Former Vice President & Chief Financial Officer	2002 2001 2000	92,662 — —	35,662 — —	— — —		23,200 — —	50,000 — —	(2)	3,388 — —	(4)

(1)
Restricted Stock Awards are made pursuant to the terms of the ROHN 1992 Restricted Stock Plan. The stock is valued at the closing price of the stock on the Nasdaq National Market or Nasdaq SmallCap Market, on the date of the award. On December 31, 2002, Mr. Ward held 30,000 shares of restricted stock valued at $2,700, Mr. Dix held 40,000 shares of restricted stock valued at $3,600 and Mr. Brinker held 10,000 shares of restricted stock valued at $900. During 2000, Mr. Brinker was awarded 30,000 shares of restricted stock that will vest 33% per year over a three-year period from the date of the grant. During 2001, Mr. Ward was awarded 40,000 shares of restricted stock that will vest 25% per year over a four-year period from the date of the grant. During 2002, Mr. Dix was awarded 40,000 shares of restricted stock that will vest 25% per year over a four-year period from the date of the grant. In addition, all Restricted Stock Awards vest upon a change of control (as defined in the plan), assuming the Board of Directors has taken certain actions described in the plan. Messrs. Ward, Dix and Brinker are entitled to receive all dividends on restricted stock held by them.

(2)
See "Option Grants in Last Fiscal Year" below.

(3)
The amount shown constitutes the Company's matching contribution to Mr. Ward's 401(k) account in the amount of $3,388 and $28,402 for relocation and interim living expenses.

(4)
The amounts shown constitute the Company's matching contributions to the employees' 401(k) accounts.

(5)
Mr. Pemberton ceased his service as an executive officer effective November 11, 2002. Mr. Dix's employment with the Company commenced on May 13, 2002 and ended January 17, 2003. Mr. Grove's employment with the Company commenced on July 31, 2000.

(6)
The amount shown constitutes the Company's matching contribution to Mr. Pemberton's 401(k) account in the amount of $5,500 and accrued vacation of $85,827.

(7)
The amount shown constitutes the Company's matching contribution to Mr. Grove's 401(k) account in the amount of 4,189 and $23,578 for relocation and interim living expenses.

(8)
The amount shown constitutes a signing bonus of $15,000 and $3,186 for interim living expenses.

Option Grants in the Last Fiscal Year(1)

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms(3)
	Number of Securities Underlying Options Granted (#)
		Percent of Total Options Granted in Fiscal Year
Name			Exercise or Base Price Per Share(2)	Expiration Date
					5%	10%
Horace Ward	200,000	26.1%	$1.55	03/22/12	194,940	494,000
Brian B. Pemberton	—	—	—	—	—	—
Alan R. Dix	50,000	6.5%	$0.58	05/13/12	18,235	46,215
David G. Brinker	50,000	6.5%	$1.55	03/22/12	48,735	123,500
Paul D. Grove	50,000	6.5%	$1.55	03/22/12	48,735	123,500
Jeffrey T. Jablonski	25,000	3.2%	$1.55	03/22/12	24,367	61,750

(1)
The Company's stock option plans are administered by the Compensation Committee of the Board of Directors, which has authority to determine the employees to whom, and the terms upon which, options will be granted. Under the terms of the Company's plans, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options. All options granted to named executive officers in 2001 were granted under the ROHN Industries, Inc. 1999 Stock Option Plan.

(2)
The per share option prices are the fair market value of the Company's common stock on the date of the grant. The options vest and become exercisable at the rate of one-third per year over the three-year period immediately following the date of the grant and have a term of ten years. In addition, all options granted become exercisable upon a change of control as defined in the plan.

(3)
The amounts shown in these columns are calculated at the 5% and 10% rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's stock price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Option Exercises in Last Fiscal Year
			Number of Securities Underlying Options at Fiscal Year-End			Value of Unexercised In-the-money Options at Fiscal Year-End(1)
Name	Shares Acquired On Exercise	Value ($) Realized
			Exercisable	Unexercisable		Exercisable	Unexercisable
Horace Ward	—	—	141,665	258,335		—	—
Brian B. Pemberton	—	—	900,000	200,000		—	—
Alan R. Dix	—	—	—	50,000	(2)	—	—
David G. Brinker	—	—	18,750	58,350		—	—
Paul D. Grove	—	—	50,000	100,000		—	—
Jeffrey T. Jablonski	—	—	45,700	50,000		—	—

(1)
Market value of securities underlying in the money options at the end of 2002 (based on $0.09 per share, the closing price on the Nasdaq Small Cap Market on December 31, 2002) minus the exercise price of such option.

(2)
Options cancelled upon the termination of Mr. Dix's employment on January 17, 2003.

Pension Plan

        ROHN's pension plan is a defined benefit, tax qualified retirement plan covering most non-collective bargaining unit employees at the Peoria facility (ROHN Industries, Inc.) and Frankfort facility (ROHN Products, Inc.). It generally provides an annual retirement benefit equal to a percentage of the average of the highest five consecutive years of compensation (including certain incentive compensation) in the final ten years of an employee's service subject to the annual limitations established by the Internal Revenue Service. The pension plan is not integrated with social security and therefore no reductions exist in the numbers presented below. The table below illustrates the annual benefits payable to participants who retire at age 65 with the indicated years of service with ROHN and with the indicated five-year highest average annual compensation. The benefits have been calculated on a "10 year certain and life pension" basis. The compensation considered in determining the pensions payable to the below-named executive officers is the compensation shown in the "Salary" and "Bonus" columns of the Summary Compensation Table.

Five-Year Average Annual Compensation	10 Years of Service	15 Years of Service	20 Years of Service	25 Years of Service	30 Years of Service
25,000	3,750	5,625	7,500	7,500	7,500
50,000	7,500	11,250	15,000	15,000	15,000
75,000	11,250	16,875	22,500	22,500	22,500
100,000	15,000	22,500	30,000	30,000	30,000
125,000	18,750	28,125	37,500	37,500	37,500
150,000	22,500	33,750	45,000	45,000	45,000
175,000	24,000	36,000	48,000	48,000	48,000
200,000	27,750	41,625	60,000	60,000	60,000
225,000	27,750	41,625	60,000	60,000	60,000
250,000	27,750	41,625	60,000	60,000	60,000

        The credited years of service (rounded to the nearest whole year) for the executive officers named in the Summary Compensation Table were as follows at December 31, 2002: Mr. Ward, 1 year; Mr. Pemberton, 5 years; Mr. Brinker, 19 years; Mr. Grove, 2 years; Mr. Jablonski, 6 years and Mr. Dix, 1 year.

Employment Agreement—Horace Ward

        The Company entered into an employment agreement with Horace Ward, President and Chief Executive Officer, on October 3, 2002. The agreement with Mr. Ward is for a term ending on December 31, 2004 and provides for a base salary of $225,000. Mr. Ward is eligible for an annual bonus under the Company's annual incentive bonus plan, which provides a maximum bonus opportunity of 150% of his base salary for him. Mr. Ward is covered by the Company's health, disability and life insurance program and other benefits generally provided to the Company's employees. In the event Mr. Ward's employment is terminated by the Company without Cause, or by Mr. Ward for Good Reason, the Company is obligated to pay Mr. Ward his accrued compensation, a pro rata bonus and, so long as Mr. Ward is not in violation of the covenants contained in the agreement, the Company shall continue to pay his base salary for twelve months following the termination date. Mr. Ward's agreement defines "Cause" as: (i) a material breach of the agreement by the executive, (ii) fraudulent or unlawful conduct by the executive, (iii) gross negligence of or willful misconduct by the executive in the performance of his duties, or (iv) repeated failure of the executive to perform his duties. The agreement defines "Good Reason" as, after a "change in control" (as defined in the agreement), the occurrence of any of the following events: (i) a material diminution in position, duties or responsibilities; (ii) a reduction in base salary; or (iii) a relocation of the Company's corporate headquarters to a location that is more than 50 miles from the location of the corporate headquarters immediately before the change in control.

Employment Agreement and Consulting Agreement—Brian B. Pemberton

        The Company entered into an employment agreement with Brian B. Pemberton, former President and Chief Executive Officer, on November 11, 1999. The agreement with Mr. Pemberton was for a three-year term and provided for a base salary of $340,000 that was subject to review and adjustment from time to time by the Board. Mr. Pemberton was eligible for an annual bonus under the Company's annual incentive bonus plan, which provided a maximum bonus opportunity of 150% of base salary for him. Mr. Pemberton was covered by the Company's health, disability and life insurance program and other benefits generally provided to the Company's executive officers. Mr. Pemberton voluntarily terminated his employment on November 11, 2002, and no severance payments were made to him under the employment agreement.

        The Company entered into a consulting agreement with Mr. Pemberton on October 3, 2002. The agreement with Mr. Pemberton is for a term ending on December 31, 2003 and provides for the payment of consulting fees at a rate of $31,667 per month for the first 3 months and at a rate of $1,500 per month for each month thereafter. The agreement requires Mr. Pemberton to provide the Company with strategic and sales consulting services.

Employment Agreements—Alan R. Dix, David G. Brinker, Jeffrey T. Jablonski and Paul D. Grove

        The Company entered into employment agreements with Alan R. Dix, David G. Brinker, Jeffrey T. Jablonski and Paul D. Grove on May 13, 2002, April 10, 2000, July 1, 2001 and July 31, 2000, respectively. The agreements are each for a three-year term and provide for a base salary that is subject to review and adjustment from time to time by the Board. Messrs. Dix, Brinker, Jablonski and Grove are eligible for an annual bonus under the Company's annual incentive bonus plan. Messrs. Dix, Brinker, Jablonski and Grove are covered by the Company's health, disability and life insurance program and other benefits generally provided to the Company's employees. In the event the employment of Messrs. Dix, Brinker, Jablonski and Grove is terminated by the Company without Cause, or by the executive officer for Good Reason, the Company is obligated to pay the executive officer his accrued compensation, a pro rata bonus and, so long as the executive officer is not in violation of the covenants contained in his agreement, the Company shall continue to pay his base salary for twelve months following the termination date. Each employment agreement defines "Cause" as: (i) a material breach of the agreement by the executive, (ii) fraudulent or unlawful conduct by the executive, (iii) gross negligence of or willful misconduct by the executive in the performance of his duties, or (iv) repeated failure of the executive to perform his duties. The agreement defines "Good Reason" as, after a "change in control" (as defined in the agreement), the occurrence of any of the following events: (i) a material diminution in position, duties or responsibilities, (ii) a reduction in base salary, or (iii) a relocation of the Company's corporate headquarters to a location that is more than 50 miles from the location of the corporate headquarters immediately before the change in control.

        Mr. Dix voluntarily terminated his employment on January 17, 2003, and no severance payments were made to him under his employment agreement.

Indemnification Agreements

        At various times, the Company has entered into Indemnification Agreements ("Indemnification Agreements") with various executive officers and directors (each an "Indemnitee"). On May 18, 1999, the Company entered into an Indemnification Agreement with Alan Schwartz, Brian B. Pemberton and Jeffrey T. Jablonski. Indemnification Agreements were entered into with Stephen E. Gorman, Jordan Roderick, Paul D. Grove, Horace Ward, David G. Brinker and Alan R. Dix on September 10, 1999, November 23, 1999, July 31, 2000, December 8, 2000, December 8, 2000 and May 13, 2002, respectively. These Indemnification Agreements provide that the Company shall indemnify, and advance expenses (as defined therein) to, each Indemnitee to the fullest extent permitted by law.

Transaction Bonus Agreements

        On October 3, 2002, the Company entered into transaction bonuses agreements with Messrs. Ward, Pemberton and Dix. The agreements generally provide for the payment of incentive payments to these executive officers in the event a Sale Transaction (as defined in the agreements) occurs on or prior to December 31, 2004 (December 31, 2003, in the case of Mr. Pemberton) with a person that has entered into a definitive agreement with or has submitted a written proposal to the Company regarding the Sale Transaction prior to December 31, 2003 (February 11, 2003, in the case of Mr. Pemberton), that results in proceeds being distributed to stockholders of at least $2.5 million. The amount of any bonus payable to Mr. Ward under the agreement is $100,000. plus 4.5% of the distributable proceeds resulting from the sale transaction in excess of $2.5 million. Any transaction bonus paid shall be reduced, but not by more than 50%, by any cash severance the executive officer receives from the Company. Messrs. Pemberton and Dix are no longer eligible for a bonus under these agreements.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information as of April 1, 2003 (except as otherwise indicated) regarding the beneficial ownership of Company common stock by: (i) each person or group that has reported beneficial ownership of more than five percent of the Company common stock outstanding, (ii) the Company's current directors, nominees for director and its "named executive officers" (as defined under "Executive Compensation—Summary Compensation Table"), and (iii) all of the Company's current directors and executive officers as a group.

	Common Stock, par value $0.01 per share
Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
5% Stockholders
UNR Asbestos-Disease Claims Trust(2) 100 North Lincolnway North Aurora, Illinois 60542	22,556,558	54.8%
FMR Corp.(3) 82 Devonshire Street Boston, Massachusetts 02109	3,761,500	10.0%
Directors and Executive Officers
Stephen E. Gorman(4)	—	—
Jordan Roderick(4)	4,000	*
Alan Schwartz(4)	6,500	*
David G. Brinker(5)(6)	73,976	*
Alan R. Dix	—	*
Paul D. Grove(5)	66,666	*
Jeffrey T. Jablonski(5)(6)	70,699	*
Brian B. Pemberton(5)(7)	1,280,000	*
Horace Ward(5)(6)	333,332	*
All directors and executive officers as a group (9 persons)(5)(6)	1,835,173	4.5%

*
Less than 1%

(1)
Unless otherwise noted, the persons listed beneficially own all shares set forth opposite their respective names with sole power to vote and dispose of such shares.

(2)
Mr. Michael E. Levine and Mr. John H. Laeri, Jr., together with Ms. Alison Overseth, are trustees of the UNR Asbestos-Disease Claims Trust (the "Trust"). The trustees may be deemed to be beneficial owners of the 22,556,558 Trust shares. Each of Mr. Laeri, Mr. Levine and Ms. Overseth disclaims beneficial ownership of the shares of common stock owned by the Trust.

(3)
Based on a Schedule 13G/A filed by FMR Corp. ("FMR") with the Securities and Exchange Commission on February 14, 2003. Fidelity Management & Research Company ("Fidelity") is a wholly-owned subsidiary of FMR and is deemed to be the beneficial owner of 3,761,500 shares as a result of acting as investment adviser to Fidelity Low Priced Stock Fund which owns the 3,761,500 shares. Edward C. Johnson 3d and Abigail P. Johnson may also be deemed beneficial owners of the 3,761,500 shares by virtue of their stock ownership in FMR, their shareholders agreement with certain shareholders of FMR with respect to FMR's Class B shares and their positions as chairman and director of FMR, respectively. Neither FMR nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

(4)
Excludes 51,529, 60,792 and 57,312, stock units in the Amended and Restated 1994 Nonemployee Director Stock Ownership Plan for Messrs. Gorman, Roderick and Schwartz, respectively.

(5)
Includes (A) 35,416, (B) 66,666, (C) 62,365, (D) 1,100,000 and (E) 224,998 vested options to purchase shares of ROHN common stock owned by Messrs. (A) Brinker, (B) Grove, (C) Jablonski, (D) Pemberton and (E) Ward, respectively.

(6)
Includes (A) 8,350, (B) 8,334 and (C) 8,334 shares subject to stock options exercisable within 60 days of March 25, 2002 for Messrs. (A) Brinker, (B) Jablonski and (C) Ward, respectively, and 25,018 shares subject to stock options exercisable within 60 days of March 25, 2002 for all current directors and executive officers as a group.

(7)
Includes 5,000 shares for which Mr. Pemberton shares voting or investment power with others.

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)(1)

Equity compensation plans approved by security holders	9,000,000	3.20	987,469

Equity compensation plans not approved by security holders	—	—	—

Total	9,000,000	3.20	987,469

(1)
Includes 706,672 shares available for future issuance under the 1999 Option Plan and 280,797 shares that may be issued in respect of units under the Directors Plan.

Item 13.    Certain Relationships and Related Transactions

        See the discussion of the compensation paid to directors and officers set forth in Item 10, including the employment agreements, indemnification agreements and transaction bonus agreements.

        In addition, the Trust and the directors of the Company have negotiated but have yet to execute an indemnification agreement for the benefit of the directors. The Company is not expected to be a party to the indemnification agreement. Under the indemnification agreement as currently drafted, the Trust agrees to indemnify the directors for certain liabilities resulting from their role as directors of the Company up to a maximum indemnification amount of $5 million. The indemnification agreement is expected to be executed shortly.

Item 14.    Controls and Procedures

        Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and participation of its management, including the Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-a4. Based upon that evaluation, the Chief Executive Officer, and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. The Company's Chief Executive Officer and Chief Financial Officer have created, and the Audit Committee ratified the charter of, a Disclosure Committee. When adopted, the Disclosure Committee was comprised of the Company's Treasurer, General Counsel, Controller, and Plant Managers of each of the Company's facilities in Peoria, Illinois, Frankfort, Indiana, and Bessemer, Alabama. Given the turnover in the Company's senior management and the closing or consolidation of the Company's manufacturing operations, the Disclosure Committee did not meet in a formal capacity as contemplated by the Disclosure Committee Charter in connection with the preparation of this annual report, however, the remaining members of the Disclosure Committee met infrequently on several occasions to discuss the disclosure contained in this annual report. Subsequent to the date of the aforementioned evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15.    Principal Accountant Fees and Services.

Audit Fees

        The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements for the year ended December 31, 2002 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and, as applicable, Current Reports on Form 8-K, filed with the Securities and Exchange Commission during 2002 and 2001 were approximately $217,500 and $140,000, respectively.

Audit-Related Fees

        The aggregate fees billed for assurance and related services rendered by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit of the Company's annual financial statements for the year ended December 31, 2002 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and, as applicable, Current Reports on Form 8-K, filed with the Securities and Exchange Commission during 2002 and 2001 were approximately $36,000 and $36,000, respectively.

Financial Information Systems Design and Implementation Fees

        PricewaterhouseCoopers LLP performed no services and therefore billed no fees relating to operating or supervising the operation of the Company's information systems or local area network or for designing or implementing the Company's financial information management systems during 2002.

All Other Fees

        The aggregate fees billed for other services rendered to the Company by PricewaterhouseCoopers LLP in 2002 and 2001 were approximately $141,000 and $153,102, respectively, including review of tax returns, benefit plan evaluations and other professional services.

Auditor Independence

        The Audit Committee has considered whether the provision of non-audit professional services rendered by PricewaterhouseCoopers LLP, is compatible with maintaining their independence. None of the time devoted by PricewaterhouseCoopers LLP on its engagement to audit the Company's financial statements for the year ended December 31, 2002 is attributable to work performed by persons other than PricewaterhouseCoopers LLP employees.

PART IV

Item 16.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.

  (a)
  1.    Financial Statements:

      The information required by this item is included in Item 8 of this report.

    2.
    The following financial schedules for the years 2002, 2001, and 2000, are submitted herewith:

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
2.2
Asset Purchase Agreement, dated as of November 27, 2002, by and among ROHN, certain of its subsidiaries, PFrank LLC and Platinum Equity LLC (incorporated herein by reference to Exhibit 99.2 to ROHN's Form 8-K filed on December 3, 2002).
2.3
Asset Purchase Agreement, dated as of December 31, 2002, by and among ROHN, certain of its subsidiaries and FOGSON, L.L.C. (incorporated herein by reference to Exhibit 99.2 to ROHN's Form 8-K filed on January 6, 2003).
3.1	Amended and Restated Certificate of Incorporation of ROHN dated July 21, 2000 (incorporated herein by reference to Exhibit 3.1 to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).
3.2	Twelfth Amended and Restated By-laws of ROHN (adopted October 26, 2001).
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

4.4
Amended and Restated Credit Agreement, dated as of December 31, 2002, by and among ROHN, certain of its subsidiaries, LaSalle Bank National Association, as administrative agent, National City Bank, as syndication agent, and the lenders named therein (incorporated herein by reference to Exhibit 99.4 to ROHN's Form 8-K filed on January 6, 2003).
4.5	Form of Revolving Note under Amended and Restated Credit Agreement, dated as of December 31, 2002.
4.6	Form of Term Note under Amended and Restated Credit Agreement, dated as of December 31, 2002.
4.7
Waiver No. 1 to Amended and Restated Credit Agreement, dated April 14, 2002, by and among ROHN, certain of its subsidiaries, LaSalle Bank National Association, as administrative agent, National City Bank, as syndication agent, and the lenders named therein.
10.1*	UNR Industries, Inc. 1992 Restricted Stock Plan (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1992).
10.2*	Employment Agreement between the Company and David G. Brinker, dated April 10, 2000. (incorporated herein by reference to Exhibit 10.2 to ROHN's Form 10-K for the fiscal year ended December 31, 2000).
10.3*	UNR Industries, Inc. 1994 Executive Stock Purchase Plan (incorporated herein by reference to Exhibit B to ROHN's Proxy Statement, dated October 11, 1994).
10.4
Stock Purchase Agreement dated as of March 6, 2001, between ROHN Industries, Inc. and the UNR Asbestos-Disease Claims Trust (incorporated herein by reference to Exhibit (d)(1) to ROHN's Amendment No. 2 to Schedule TO filed on March 13, 2001).
10.5*	Employment Agreement between the Company and Brian B. Pemberton, dated November 11, 1999 (incorporated herein by reference to Exhibit 10.7 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.6*
Amended and Restated ROHN Industries, Inc. 1994 Non-employee Director Stock Ownership Plan, as amended March 27, 2000 (incorporated herein by reference to Annex A to ROHN's Proxy Statement dated April 10, 2000.)
10.7*	ROHN Industries, Inc. 1999 Stock Option Plan, as amended November 11, 1999 (incorporated herein by reference to Exhibit 10.9 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.8*
UNR Industries, Inc. Supplemental Executive Retirement Plan effective as of January 1, 1993 (incorporated herein by reference to Exhibit 10 to ROHN's Form 10-K for the fiscal year ended December 31, 1993).
10.9*
Form of Indemnification Agreement, between ROHN Industries, Inc. and each of its directors and officers. (incorporated herein by reference to Exhibit 10.11 to ROHN's Form 10-K for the fiscal year ended December 31, 2000).
10.10*	UNR Industries, Inc. Key Executives' Stock Option Plan, as amended May 6, 1993 (incorporated herein by reference to Exhibit 10.12 to ROHN's Form 10-K for fiscal year ended December 31, 1999).

10.11*	Employment Agreement between the Company and James F. Hurley, effective June 8, 2000 (incorporated by reference herein to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).
10.12*
Amended and Restated ROHN Industries, Inc. 1994 nonemployee Director Stock Ownership Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 10, 2000).
10.13*	Employment Agreement between the Company and Horace Ward, dated December 12, 2000. (incorporated herein by reference to Exhibit 10.16 to ROHN's 10k for the fiscal year ended December 31, 2000).
10.14*	Employment Agreement, dated May 17, 2002, between ROHN and Alan Dix.
10.15*	Consulting Agreement, dated October 3, 2002, between ROHN and Brian Pemberton.
10.16*	Employment Agreement, dated October 3, 2002, between ROHN, ROHN, Inc. and Horace Ward.
10.17*	Transaction Bonus Agreement, dated October 3, 2002, between ROHN and Brian Pemberton.
10.18*	Transaction Bonus Agreement, dated October 3, 2002, between ROHN and Horace Ward.
10.19*	Transaction Bonus Agreement, dated October 3, 2002, between ROHN and Alan Dix.
10.20
Statewide Radio System Site Development Agreement between The Governor's Office of Administration, Commonwealth of Pennsylvania and the Company, dated November 23, 1999 (incorporated herein by reference to Exhibit 10.13 to ROHN's Form 10-K for fiscal year ended December 31, 1999).
10.21
Contract Amendment No. 1, dated February 25, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.18 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.22
Contract Amendment No. 2, dated February 25, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.19 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.23
Contract Amendment No. 3, dated April 8, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.20 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.24
Contract Amendment No. 4, dated May 10, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.21 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.25
Contract Amendment No. 5, dated July 24, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.22 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).

10.26
Contract Amendment No. 6, dated September 22, 2000, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.23 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
10.27
Contract Amendment No. 7, dated March 20, 2001, to the Statewide Radio System Site Development Agreement between the Governor's Office of Administration, Commonwealth of Pennsylvania and the Company (incorporated herein by reference to Exhibit 10.17 to ROHN's Form 10-K/A for fiscal year ended December 31, 2000).
11.1	Computation can be determined from this report.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Cautionary statement regarding risks and uncertainties relating to our forward-looking statements.

Exhibits marked with an "*" indicate the exhibit is a management contract or compensatory plan or arrangement.

  (b)
  Reports on Form 8-K

        Certain of the reports on Form 8-K listed below have been furnished but not filed with the Securities and Exchange Commission.

        On October 8, 2002, the Company furnished with the Securities and Exchange Commission a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, under Items 7 and 9 attaching a press release.

        On October 15, 2002, the Company furnished with the Securities and Exchange Commission a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, under Items 7 and 9 attaching a press release.

        On October 17, 2002, the Company furnished with the Securities and Exchange Commission a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, under Items 7 and 9 attaching a press release.

        On November 4, 2002, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, which included certain material that was deemed furnished but not filed with the Securities and Exchange Commission, under Items 5, 7 and 9 announcing the execution of a letter agreement with the lenders under its bank credit facility relating to a forbearance agreement and attaching a press release.

        On November 12, 2002, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, which included certain material that was deemed furnished but not filed with the Securities and Exchange Commission, under Items 5, 7 and 9 announcing the execution of an amendment to and a letter agreement relating to its bank credit facility and attaching a press release.

        On November 15, 2002, the Company furnished with the Securities and Exchange Commission a Current Report on Form 8-K under Items 7 and 9 attaching the certifications of the Company's Chief Executive Officer and Chief Financial Officer made in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

        On December 2, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, which included certain material that was deemed furnished but not filed with the Securities and Exchange Commission, under Items 6, 7 and 9 announcing the resignation of certain three of the Company's directors and attaching a press release.

        On December 3, 2002, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, which included certain material that was deemed furnished but not filed with the Securities and Exchange Commission, under Items 2, 7 and 9 announcing an agreement for the disposition of substantially all of the Company's assets and attaching three press releases.

        On December 10, 2002, the Company furnished with the Securities and Exchange Commission a Current Report on Form 8-K under Items 7 and 9 attaching the certifications of the Company's Chief Executive Officer and Chief Financial Officer made in connection with the filing of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.

        On December 20, 2002, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, which included certain material that was deemed furnished but not filed with the Securities and Exchange Commission, under Items 5, 7 and 9 announcing the execution of an amendment to and a letter agreement relating to its bank credit facility and the delivery of a written consent of its majority stockholder and attaching a press release.

        On December 24, 2002, the Company filed a Current Report on Form 8-K under Items 5 and 7 announcing the execution of a letter agreement amending a previously announced asset purchase agreement.

        On December 31, 2002, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on March 26, 2003, which included certain material that was deemed furnished but not filed with the Securities and Exchange Commission, under Items 5, 7 and 9 announcing the termination of a previously announced asset purchase agreement and attaching a press release.

  (c)
  Exhibits—See section (a) above.

  (d)
  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROHN INDUSTRIES, INC.
Date: April 15, 2003	By:	/s/ JOHN CASTLE John Castle Chief Financial Officer and Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated.

Date: April 15, 2003	By:	/s/ HORACE WARD Horace Ward Chief Executive Officer and Director
Date: April 15, 2003	By:	/s/ JOHN CASTLE John Castle Chief Financial Officer and Principal Accounting Officer
Date: April 15, 2003	By:	/s/ ALAN SCHWARTZ Alan Schwartz Director and Chairman
Date: April 15, 2003	By:	/s/ STEPHEN GORMAN Stephen Gorman Director
Date: April 15, 2003	By:	/s/ JORDAN RODERICK Jordan Roderick Director

CERTIFICATIONS

I, Horace Ward, certify that:

        1.    I have reviewed this annual report on Form 10-K of ROHN Industries, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ HORACE WARD Horace Ward Chief Executive Officer

CERTIFICATIONS

I, John Castle, certify that:

        1.    I have reviewed this annual report on Form 10-K of ROHN Industries, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

          b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ JOHN CASTLE John Castle Chief Financial Officer

Schedule II

Allowance for Doubtful Accounts (In Thousands)

        Changes in the allowance for doubtful accounts for the three years ended December 31 are as follows:

	2002	2001	2000
Balance—beginning of year	$3,172	$1,710	$1,246
Add (deduct)
—Provision charged to income	1,885	2,142	823
—Bad debts written-off	(908)	(681)	(784)
—Adjustment to Provision Associated with Sale of Receivables to FOGSON	(2,694)	—	—
—Recoveries and other	—	1	425

Balance—end of year	$1,455	$3,172	$1,710

Reserve for Obsolete and Excess Inventory (In Thousands)

        Changes in the reserve for obsolete and excess inventory account for the three years ended December 31 are as follows:

	2002	2001	2000
Balance—beginning of year	$4,086	$1,596	$2,244
Add (deduct)
—Provision charged to income	(923)	2,746	401
—Adjustment to Provision Associated with Sale of Inventory to FOGSON	(1,970)	—	—
—Inventory disposals	—	(256)	(1,049)

Balance—end of year	$1,193	$4,086	$1,596

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
CONSOLIDATED STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Director and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Principal Accountant Fees and Services.
PART IV
  Item 16. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
Schedule II