Form 10-Q
period 2003-03-31
ROHN INDUSTRIES INC
filed 2003-06-25
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-8009

ROHN INDUSTRIES, INC.
(Delaware)

6718 West Plank Road
Peoria, Illinois 61604

IRS Employer Identification Number 36-3060977

TELEPHONE NUMBER (765) 654-4491

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No     X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes              No     X

Common Stock $.01 par value	Shares Outstanding as of June 17, 2003 41,155,456

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except for per share data)
(unaudited)

	March 31, 2003	March 31, 2002
Net sales	$12,863		$22,715
Cost of products and services sold	11,554		18,796

Gross profit	1,309		3,919
Operating expenses:
Selling expenses	557		1,013
General and administrative expenses	2,321		1,929

Operating (loss)/income	(1,569)		977
Interest expense	(596)		(842)
Interest income	13		21

(Loss)/income before tax and discontinued operations	(2,152)		156
Income tax (benefit) provision	---		60

(Loss)/income from continuing operations	(2,152)		96
Discontinued operations:
(Loss)/income from discontinued operations	(27)		(1,359)
Income tax (benefit)/provision	---		(523)

(Loss)/income from discontinued operations	(27)		(836)

Net (loss)/income	$(2,179)		$(740)

Earnings per share
Basic:
(Loss)/income before discontinued operations	$(0.05)	$	---
(Loss)/income from discontinued operations, net of income tax	---		(0.02)

Net (loss)/income	$(0.05)		(0.02)

Diluted:
(Loss)/income before discontinued operations	$(0.05)	$	---
(Loss)/income from discontinued operations, net of income tax	---		(0.02)

Net (loss)/income	$(0.05)		$(0.02)

Weighted average number of shares outstanding:
Basic	41,212		40,963

Diluted	41,292		41,061

The accompanying notes are an integral part of these statements.

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

(unaudited) March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$838	$802
Restricted cash VEBA	451	477
Accounts, notes and other receivables, less allowance for doubtful
accounts of $1,008 in 2003 and $1,455 in 2002	10,644	11,666
Inventories	12,052	11,363
Prepaid income taxes	21,300	21,300
Prepaid expenses	2,333	1,703
Assets of discontinued operations	1,046	3,590

Total Current Assets	48,664	50,901

Plant and equipment, net	11,241	11,364
Other assets	2,795	3,169
Long term assets of discontinued operations	2,254	2,261

Total Assets	$64,954	$67,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long term liabilities	$28,749	$26,426
Accounts payable	10,460	10,068
Accrued liabilities and other	14,055	15,858
Deferred revenue	208	226
Liabilities of discontinued operations	2,791	4,391

Total Current Liabilities	$56,263	$56,969

Long Term Debt and other obligations	---	---
Nonpension post retirement benefits	4,223	4,201

Total Liabilities	$60,486	$61,170

Stockholders' Equity
Common Stock, $0.01 par value - 80,000 shares authorized - 41,141
and 40,889 shares issued and outstanding in 2003 and 2002	$415	$412
Capital Surplus	13,917	13,920
Retained earnings	(3,853)	(1,674)
Accumulated other comprehensive loss	(3,543)	(3,647)
Less -Treasury stock, 380 shares in 2003 and 2002, at cost	(2,384)	(2,384)
-Unearned portion of restricted stock	(84)	(102)

Total Stockholders' Equity	$4,468	$6,525

Total Liabilities and Stockholders' Equity	$64,954	$67,695

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares Issued	Amount	Paid In Capital	Retained Earnings	Shares	Amounts	Restricted Stock	Comprehensive (loss)/income	Stockholder's Equity

Balance as of December 31, 2002	41,269	$412	$13,920	$(1,674)	(380)	$(2,384)	$(102)	$(3,647)	$6,525

Comprehensive (loss)/income:
Net (loss)	---	---	---	(2,179)	---	---	---	---	(2,179)
Gain/(loss) on derivative instrument	---	---	---	---	---	---	---	109	109
Gain/(loss) on exchange rate
fluctuation for the
Mexico entity	---	---	---	---	---	---	---	(5)	(5)

Total comprehensive (loss)/income	---	---	---	(2,179)	---	---	---	104	(2,075)

Amortization of Restricted Shares	---	---	---	---	---	---	18	---	18
Restricted Stock Cancelled	(23)	---	---	---	---	---	---	---	---
Issuance of Stock	275	3	(3)	---	---	---	---	---	---

Balance as of March 31, 2003	41,521	$415	$13,917	$(3,853)	(380)	$(2,384)	$(84)	$(3,543)	$4,468

	Common Stock				Treasury Stock			Accumulated Other	Total
	Shares Issued	Amount	Paid In Capital	Retained Earnings	Shares	Amounts	Restricted Stock	Comprehensive (loss)/income	Stockholder's Equity

Balance as of December 31, 2001	41,229	$412	$13,731	$40,249	(430)	$(2,691)	$(185)	$(976)	$50,540

Comprehensive (loss)/income:	---	---	---	---	---	---	---	---	---
Net (loss)	---	---	---	(740)	---	---	---	---	(740)
Gain/(loss) on derivative instrument,
net of tax benefit of $116	---	---	---	---	---	---	---	186	186

Total comprehensive (loss)/income	---	---	---	(740)	---	---	---	186	(554)

Amortization of Restricted Shares	---	---	---	---	---	---	53	---	53
Director’s Stock Plan	---	---	7	---	---	---	---	---	7
Stock Options Exercised	---	---	---	(242)	50	307	---	---	65
Stock Options Tax Benefit	---	---	9	---	---	---	---	---	9

Balance as of March 31, 2002	41,229	$412	$13,747	$39,267	(380)	$(2,384)	$(132)	$(790)	$50,120

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(unaudited)

	Three Months Ended
	March 31, 2003		March 31, 2002
Cash Flows from Operating Activities:
Net (loss) / income		$(2,179)	$(740)
Adjustments for non-cash items included in net income:
Depreciation and amortization		849	1,095
Restricted stock earned		18	53
Provision for doubtful accounts		13	20
Non-pension post retirement benefits		23	145
Increase and decrease in operating requirements:
Accounts receivable		1,009	1,546
Inventories		(689)	2,279
Prepaid income taxes		---	(674)
Prepaid expenses		(630)	(341)
Deferred income taxes		---	133
Deferred revenue		(18)	4,769
Accounts payable		(370)	(2,174)
Accrued liabilities and other		(1,804)	(2,219)
Net discontinued operations		951	2,821
Other		36	208

Net cash provided by / (used in) operating activities		$(2,791)	$6,921

Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds		$(258)	$(224)
Capitalized software		---	(92)

Net cash used in investing activities		$(258)	$(316)

Cash Flows from Financing Activities:
Repayment of term loan/long term debt	$	---	$(1,000)
Net borrowings under revolver		2,323	(4,420)
Capitalized bank fees		---	(193)
Increase (decrease) in bank overdrafts		762	(1,390)
Issuance of common stock, including treasury shares reissued		---	65

Net cash provided by/(used in) financing activities		$3,085	$(6,938)

Net increase (decrease) in cash and cash equivalents		$36	$(333)
Cash and cash equivalents, beginning of period		802	1,647

Cash and cash equivalents, end of period		$838	$1,314

Supplemental disclosures of cash flow information:
Cash paid during the first three months for:
Interest		$827	$668
Income taxes	$	---	$19

The accompanying notes are an integral part of these statements.

ROHN Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)    Basis of Reporting for Interim Financial Statements

        ROHN Industries, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited financial statements included herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three month periods ending March 31, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation. This includes reclassifying certain items due to the reporting of discontinued operations.

         The Company received a going concern qualification in the independent auditor’s report relating to the audited financial statements for the year ended December 31, 2002. The Company has suffered recurring losses from operations, uncertainty regarding its ability to secure a new credit facility as of December 30, 2003, and has become party to several legal proceedings during 2003, which has raised substantial doubt regarding the Company's ability to continue as a going concern.

(2)    Revenue Recognition

        The Company’s products are manufactured according to stringent customer specifications and engineering design, and are available for immediate delivery according to the schedule requested by the customer. Revenue is generally recognized when a product is shipped. From time to time, the Company’s customers request the Company to retain possession of products they have ordered due to construction delays caused by weather, zoning approvals and other circumstances. In these situations the Company recognizes revenue for its Tower Structures segment prior to the time a product is shipped if each of the following conditions are met:

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

        Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for a project are capitalized into inventory until the project is complete, at which time the revenue and corresponding costs on the project are recognized. With the Company’s entry into the tall tower market, the Company adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. For example, for the Commonwealth of Pennsylvania project the Company uses a percentage of completion method for revenue recognition. Each site for the project has a number of milestones including engineering, materials, and construction. Revenue, and the associated costs, is recognized upon the completion of each milestone for each site.

(3)    Principles of Consolidation

        The financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(4)    Net Income Per Share

        Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. For the three months ended March 31, 2003 and 2002, the number of potentially dilutive securities, including stock options and unvested restricted stock, was 80,000 and 98,000, respectively. The Company had outstanding stock options as of March 31, 2003 and 2002 of 3,206,000 and 2,945,000, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Obsolete or un-salable inventories are reflected at their estimated net realizable values.

	Total Inventory (In thousands)

	(unaudited) March 31, 2003	December 31, 2002

Finished goods	$6,842	$7,325
Work-in-process	3,099	2,526
Raw materials	2,111	1,512

Total Inventories	$12,052	$11,363

(6)    Stock-Based Compensation Plans

        The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended March 31,

2003	2002
Net income/(loss):
As reported	$(2,179)	$(740)
Deduct: Total stock-based employee compensation
expense determined under fair value method for all
awards, net of related tax effects of 0 and 73, respectively	(218)	(115)

Pro forma	$(2,397)	$(855)
Basic EPS:
As reported	$(0.05)	$(0.02)
Pro forma	$(0.06)	$(0.02)
Diluted EPS:
As reported	$(0.05)	$(0.02)
Pro forma	$(0.06)	$(0.02)

(7)    New Accounting Standards

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, the Company adopted the disclosure requirements on December 31, 2002 and will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company believes the adoption of the recognition/measurement provisions will not have a material impact on our financial statements.

        In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” SFAS 143 established accounting guidelines for the recognition and measurement of obligations associated with the retirement of tangible assets. The Company has adopted this accounting standard as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on the financial statements.

(8)    Business Segment Information

        Through 2002, the Company operated in three business segments: Tower Structures, Equipment Enclosures and Construction Services. The segments were managed as strategic business units due to their distinct processes and potential end-user application. The Tower Structures segment included manufacturing plants in Peoria, Illinois and Frankfort, Indiana, as well as a worldwide sales, marketing and distribution effort. The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares sales and marketing efforts with the Tower Structure segment. The Equipment Enclosures segment is included as part of discontinued operations.

        In the fourth quarter 2002, the Company announced the closing of the Bessemer, Alabama facility. The Casa Grande, Arizona facility had been closed at the end of 2001. As a result, the Company announced that it was exiting the Equipment Enclosures segment. As part of a sale of assets to FOGSON, L.L.C., a special purpose entity created by the lenders under the Company’s bank credit facility (“FOGSON”) (as discussed in Note 9), the Company sold the majority of its manufacturing facilities at the Peoria, Illinois facility and all of the Bessemer, Alabama facility. During the first part of 2003, all tower and pole manufacturing operations were transferred to the Frankfort, Indiana facility. The transition of the manufacturing of all products in the Frankfort facility was completed in the second quarter of 2003.

        Generally accepted accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those followed by the Company. The Company evaluates segment performance based on earnings before interest and taxes. Inter-segment transactions are recorded at prices negotiated between segments.

March 31, 2003 (in thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total

Net sales	$6,825	$6,668	$(630)	$12,863
Earnings (loss) before interest and taxes	(3,030)	1,461	---	(1,569)
Depreciation and amortization	845	4	---	849
Capital expenditures(1)	258	---	---	258
Segment assets as of March 31, 2003	$57,762	$4,542	$(650)	$61,654

March 31, 2002 (in thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total

Net sales	$14,703	$10,189	$(2,177)	$22,715
Earnings (loss) before interest and taxes	(203)	930	250	977
Depreciation and amortization	1,083	12	---	1,095
Capital expenditures(1)	316	---	---	316
Segment assets as of December 31, 2002	$52,519	$9,975	$(650)	$61,844

(1)	Net of asset dispositions and retirements.

(2)	For purposes of the MD&A discussion and customer segment revenue discussion below, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(9)    Debt

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company’s bank credit facility. On December 31, 2002, in connection with the sale of assets to FOGSON, the Company and the bank lenders under the Company’s bank credit facility entered into an amended and restated bank credit facility. As a result of the agreement, $11.0 million of debt outstanding under the revolver portion of the credit facility was transferred to the term loan portion of the credit facility. Upon the effectiveness of the amended and restated credit agreement on December 31, 2002, approximately $7.4 million and $19.0 million of debt was outstanding under the revolving portion of the credit facility and the term loan portion of the credit facility, respectively, for a total of $26.4 million outstanding under the credit facility. The term loan portion of the credit facility was due on June 30, 2003. However, the Company received its federal income tax refund in the amount of $21.1 million. Pursuant to the terms of the Company's credit agreement, the entire amount was used to reduce indebtedness under the facility, including the entire amount of the term loan. The revolving loan portion of the credit facility is due on December 30, 2003. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company realized approximately $21.1 million, in the aggregate, of federal tax refunds on its 2002 return.

        Total borrowings of the Company consisted of the following (in thousands):

	March 31, 2003		December 31, 2002
Revolver Loan (prime based)--7.25% due December 2003		$9,749		$7,426
Term Loan--7.25% due June 2003		19,000		19,000

Total notes, credit agreement, and capital leases		$28,749		$26,426

Classified in the balance sheet as follows:
Long term debts and other obligations		$28,749		$26,426
Less: Current portion of long-term liabilities		(28,749)		(26,426)

Long-term debt and other liabilities	$	---	$	---

The terms of the amended and restated credit agreement are summarized as follows:

Availability. Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for the eligible inventory may not exceed $4.0 million). In conjunction with this, the advance rate for eligible inventory was reduced from $4.0 million to $2.4 million on April 21, 2003. The maximum debt available under the revolving portion of the bank credit facility for the period December 31, 2002 until January 31, 2003 was $11.75 million. On January 31, 2003, the maximum revolver debt allowed was $12.75 million. Upon receipt of the federal tax refund of $21.1 million, the Company repaid the $19.0 million term loan. The revolver debt allowed was reduced by the amount of the tax refund in excess of the term loan, or $2.1 million, to $10.6 million.

Interest. Borrowings under the credit facility bear interest payable monthly, at a rate per annum equal to 3.0% plus the greater of (i) the Federal Funds rate plus 0.5% or (ii) the corporate base rate or prime lending rate. At any time an Event of Default exists, the interest rate applicable to each loan is increased by 2.00% in excess of the rate otherwise in effect and all loans become payable on demand.

Maturity and Amortization. Loans under the term loan mature on June 30, 2003. There are no scheduled repayments of the term loan prior to June 30, 2003. Loans under the revolving loan mature on December 30, 2003. On April 21, 2003, the Company used the proceeds of its tax refunds to repay the term loan portion of the bank credit facility. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

Commitment Reductions and Repayments. All cash on deposit in the Company’s bank accounts is now “swept” by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility. There are no scheduled payments for the revolver loan. The full amount of any and all tax refunds, together with any interest thereon, must be paid to the bank lenders upon receipt to reduce the outstanding revolver under the credit facility.

Security and Guarantees. The obligations under the credit agreement are secured by a first priority security interest on substantially all of the Company’s assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

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

        The Company had to provide by January 17, 2003, and must provide by the end of each subsequent month, a 13-week cash flow projection to the bank lenders.

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

        Under the amended and restated credit agreement, at the end of any calendar month commencing April 2003, the aggregate consolidated cumulative year-to-date sales based on the cash flow projections the Company delivered to the bank lenders in the required 13-week cash flow model updated each month may not be less than 70% of the cumulative 2003 year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

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

        The amended and restated credit agreement requires that the Company deliver an annual report to the administrative agent that does not include a going concern qualification in the independent auditor’s report relating to the Company’s audited financial statements for the year ended December 31, 2002. The Company’s independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company’s amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $250,000, $50,000 of which was immediately payable and $200,000 of which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        The obligations under the credit agreement are collateralized by a first priority security interest in substantially all of the Company’s assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

(10)    Product Warranty

         The Company’s estimated product liability is determined by applying historical claim experience to current eligible units. The historical claim experience is developed using an average of actual warranty payments. These rates are applied to the eligible units to determine the estimated liability. The estimated liability for product warranty was $3.3 million at March 31, 2003 and December 31, 2002.

         In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company's internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. The customer has stated that it expects to be reimbursed for all expenses associated with the retesting and, as necessary, the repair of the internal flange poles. The customer has stated that it will pursue, if necessary, legal action against the Company. As a result of this dispute, during 2002, the Company accrued an additional $3.3 million for expenses associated with resolving the dispute and of retesting and repairing, as necessary, the internal flange poles. The Company believes that it may have a claim against the testing company for some or all of the liabilities it incurs from this dispute.

         No payments or additional provisions were charged to the estimated liability during the first quarter of 2003.

(11)    Derivative Instruments and Hedging Activity

         In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. The Company adopted these new standards effective in 1999 and 2001, respectively, although the adoption did not have a material effect on the Company’s financial statements as the Company did not historically enter into these types of transactions in the normal course of business.

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

        The Company’s credit agreement requires the Company to enter into one or more Rate Management Transactions (as defined in the credit agreement) which will provide for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility and at least $15 million for the third year of the credit facility. The Company entered into a floating-to-fixed interest rate swap with a notional amount of $30 million on April 18, 2001. The swap was designated as a cash flow hedge at the inception of the contract to support hedge accounting treatment.

         As of December 31, 2002, the Company has discontinued its hedge relationship and, therefore, $0.7 million was reclassified to current earnings (“Interest Expense”). For the three month periods ended March 31, 2003 and 2002, $0.1 and $0.2 million of deferred losses were reclassed to current earnings (“Interest Expense”). As of March 31, 2003 and 2002, $0.1 and $0.4 million, respectively, of deferred losses included in equity (“Accumulated Other Comprehensive Expense”) is expected to be reclassified to current earnings (“Interest Expense”) over the next twelve months.

        Accounting Policy  The swap is recognized on the balance sheet at fair value. On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid. Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.

(12)    Subsequent Events

        On April 21, 2003, the Company received its federal income tax refund in the amount of $21.1 million for the 2002 tax year. Pursuant to the terms of the Company’s credit facility, the entire amount of the refund was used to reduce indebtedness outstanding under the facility. As a result of this repayment, the term loan portion of the credit facility has been fully repaid and the amount of indebtedness outstanding under the revolving portion of the facility was reduced to approximately $9.0 million. The revolving portion of the facility matures on December 30, 2003. The Company’s 1999 through 2002 federal tax returns remain subject to audit by the Internal Revenue Service.

         The Company is currently in discussions with its lenders to resolve a potential breach of the EBITDA covenant of its credit facility at the end of May. The Company believes it is in compliance with the covenant.

         Subsequent to the end of the first quarter, the Internal Revenue Service has completed its audit of the Company’s 2002 and prior year income tax returns. The Company believes the audit will result in an additional tax liability of approximately $0.5 million. This liability will result in no additional charge against earnings. In addition, subsequent to the end of the first quarter, the Company was subject to a seventeen-state audit of state and use tax. The results have not been finalized. The Company currently estimates its liability under the audit to be less than $0.1 million.

         The Company provides certain post-retirement benefits to both the union and non-union employees located in its Peoria, Illinois facility. As a result of reductions in the benefits provided, during the second quarter of 2003, the Company recognized a curtailment gain of $1.0 million which was partially offset by net periodic post-retirement benefit costs of $0.5 million.

         A certain vendor of the Company, who has provided capital improvements at the Frankfort, Indiana facility, has filed a mechanic’s lien against the Company’s Frankfort, Indiana facility. The filing of this lien results in an Event of Default under the Company’s credit facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three month periods ended March 31, 2003 and 2002. These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reduction in Inventories, Delay in Filing Form 10-Q and Nasdaq Delisting

        The Company and its independent auditor have completed a review of certain inventory differences identified during a recent physical inventory at the Company‘s Peoria, Illinois facility, which is being closed. In the fourth quarter of 2002, notice of the closing was given to employees at that facility. The resulting loss of manpower at that facility is believed to have resulted in a failure to follow established shop floor procedures for inventory management. Based on the results of this review, inventories have been reduced by approximately $0.7 million, resulting in an equal reduction of earnings at March 31, 2003. The Company’s reported results from prior periods will not be affected as a result of this review. At this time the Company is also in the process of performing a physical inventory at its Frankfort, Indiana facility and the findings of this inventory will be reflected in the financial statements for the second quarter of 2003.

        On May 16, 2003, the Company announced that it was delaying the filing of this Form 10-Q with the Securities and Exchange Commission pending completion of the inventory review at the Peoria, Illinois facility. On May 23, 2003, the Company received a Nasdaq Staff Determination advising the Company that Nasdaq had not received the Company’s Form 10-Q for the period ended March 31, 2003 and that the Company had not yet paid its 2003 SmallCap annual fee, which was due on January 30, 2003. On June 12, 2003, the Company also received a Nasdaq Staff notice letter informing the Company that it was not in compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). In both the May 23 and June 12 correspondence, Nasdaq informed the Company that the Company’s stock was subject to delisting as a result of the violations set forth therein. The Company has since paid its 2003 SmallCap annual fee. Nasdaq has notified the Company that its failure to comply with the minimum bid price requirements, together with the issue concerning the Company’s failure to timely file this Form 10-Q, will be considered at a written hearing on Thursday, June 26, 2003.

Results of Operations

        The Company is a manufacturer and installer of infrastructure products for the communications industry. The Company’s products are used by a range of communications providers serving the Internet, cellular telephone, Personal Communications Systems (“PCS”), Enhanced Specialized Mobile Radio (“ESMR”), paging, radio and television broadcast, wireless cable, private microwave, and other businesses. The Company’s principal product line is tower structures and the Company also provides construction services.

        The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income. Certain prior year amounts have been reclassified to conform with the current year presentation.

	For the Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of products and services sold	89.8	82.7

Gross profit	10.2	17.3
Operating expenses:
Selling expense	4.4	4.5
General & administrative expense	18.0	8.5

Operating (loss) / income	(12.2)	4.3
Interest expense	(4.6)	(3.7)
Interest income	.1	.1

(Loss) / income before tax and discontinued operations	(16.7)	.7
Income tax (benefit) provision	---	.3

(Loss) / income from continued operations	(16.7)	.4
Discontinued operations:
(Loss) / income from discontinued operations	(0.2)	(6.0)
Income tax (benefit) / provision	---	(2.3)

(Loss) / income from discontinued operations	(0.2)	(3.7)

Net (loss) / income	(16.9)%	(3.3)%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Net sales for the first quarter ended March 31, 2003 were $12.9 million compared to $22.7 million in the first quarter of 2002, a decrease of $9.8 million or 43%. The decrease in sales by business segment was as follows:

For the three months ended March 31, (Dollars in thousands)	2003	2002	Dollar (Decrease)	Percentage (Decrease)

Tower Structures	$6,825	$14,703	$(7,878)	(53.6)%
Construction Services	6,038	8,012	(1,974)	(24.6)%

Total	$12,863	$22,715	$(9,852)	(43.3)%

        The decrease in sales in the Tower Structures segment was primarily the result of the significant reduction in capital spending throughout the telecommunications industry. Sales to build to suit customers were down significantly from the same period in 2002. International sales, which consist primarily of sales of tower structures, were also down significantly, dropping to $1.1 million in the first quarter of 2003 compared to $3.9 million for the same period in 2002. The mix of products sold in the Towers Structures segment during the quarter shifted from large multi-carrier towers to smaller structures, which generate lower revenue per site. Construction segment sales were down from the prior year due to lower revenue in Mexico and the winding down of the Commonwealth of Pennsylvania project. The Company estimates completion of the Commonwealth of Pennsylvania project in the second half of 2003. In connection with the consolidation of the Peoria, Illinois manufacturing facility into the Company’s facility in Frankfort, Indiana, and the Company's continued lack of liquidity, the Company has experienced difficulty in meeting customer delivery dates. As a result, the Company has experienced some cancellation of orders and extended delivery times during the quarter.

        Gross margin for the first quarter of 2003 was $1.3 million compared to $3.9 million in the first quarter of 2002, a decrease of $2.6 million. As a percentage of revenue, gross margin was 10.2% for the first quarter of 2003 compared to 17.3% for the same period a year ago. This decrease in gross margin is the result of a combination of lower pricing, especially in the Tower Structures segment, and lower sales volume in both segments. The lower sales volume impacted the gross margin due to lower absorption of fixed manufacturing factory expense.

        Gross margin for the Company’s Tower Structures segment was (6.8)% for the first quarter of 2003 compared to 15.3% for the same quarter in 2002. The decrease in gross margin compared to the same period in 2002 was mainly attributable to the inefficiencies created during the transition period of the consolidation of the Peoria, Illinois manufacturing facility into the Company’s facility in Frankfort, Indiana.

        Gross margin for the Company’s Construction Services segment was 29.4% for the first quarter of 2003 compared to 20.8% for the same period in 2002. Gross margin for the first quarter 2003 included revenues for change orders relating to the Commonwealth of Pennsylvania project. These change orders represent work completed by the Company that exceeded the original scope of work. The aggregate amount of revenue relating to these change orders in the first quarter was $0.8 million. All cost associated with this work had been expensed when incurred.

        Selling, general and administrative (“SG&A”) expenses were $2.9 million in the first quarter of 2003 versus $2.9 million in the first quarter of 2002. As a percentage of revenue, SG&A expenses were 22.4% of sales for the first quarter of 2003 versus 13.0% for the quarter ended March 31, 2002. Included in SG&A in the first quarter of 2003 were professional fees and other charges associated with the renegotiation of the credit facility.

        Basic and diluted loss per share in the first quarter of 2003 were each $0.05 as compared to basic and diluted loss per share of $0.02 in the first quarter of 2002.

         The effective tax rate was 0% and 38.5% for first quarter 2003 and first quarter 2002, respectively. The decrease in the rate is due to the full valuation allowance against the net deferred tax assets of March 31, 2003. Management has concluded that it is more likely than not that the benefit of the deferred tax assets will not be realized, and accordingly no benefit has been attributed to the current period net operating losses.

Liquidity and Capital Resources

        The following table sets forth selected information concerning the Company’s financial condition:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Cash	$1,289	$1,279
Working capital	(7,599)	(6,068)
Total debt	28,749	26,426
Current ratio	.86 : 1	.89 : 1

        At March 31, 2003, the Company had $28.7 million in bank indebtedness with the entire amount classified as short term debt. The credit agreement provides for a final payment of loan balances on December 30, 2003. See “Credit Facility” below.

Sources of Liquidity

        The Company’s principal sources of liquidity are cash from operations, borrowings under the revolving portion of the Company’s bank credit facility and cash on hand. Net cash provided (used) by operating activities through March 31, 2003 was $(2.8) million compared to $6.9 million in 2002. The cash used in operations was primarily attributed to the payment of costs associated with the sale of assets to FOGSON, a special purpose entity created by the lenders under the Company’s bank credit facility, and costs associated with negotiating the amended and restated credit agreement. The Company also continued extending payment terms for its trade suppliers.

        Based on the financial covenants in the Company’s amended and restated credit agreement and the applicable borrowing base test under the credit agreement, as of March 31, 2003 the Company had $1.7 million of availability under the revolving portion of its credit facility. As of March 31, 2003, the outstanding balance on the term loan portion of its credit facility was $19.0 million and the outstanding balance on the revolving portion of the credit facility was $9.7 million.

        As of March 31, 2003, the Company had $1.3 million of cash and marketable securities on hand as compared to $1.3 million of cash and marketable securities on hand as of March 31, 2002. Included in cash and marketable securities at March 31, 2003 is cash placed in a VEBA trust account in the amount of $.5 million.

        As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, on April 21, 2003, the Company realized approximately a $21.1 million tax refund on its 2002 federal income taxes.

        The revolving loan portion of the credit facility matures on December 30, 2003. The Company anticipates that as of December 30, 2003, there will remain a balance due on the revolver loan portion of the credit facility. The Company will require an alternative source of financing in order to meet this requirement and has begun to consider possible alternative sources of financing. Please see “Factors Affecting Liquidity” for a discussion of the Company’s on-going liquidity levels.

Uses of Liquidity

        The Company’s principal uses of liquidity are working capital needs and debt service requirements. In the first quarter of 2003, the Company’s capital expenditures totaled $0.3 million. The primary capital expenditures for 2003 relate to the transfer of manufacturing operations from the Company’s Peoria, Illinois facility to its Frankfort, Indiana facility. The Company anticipates that its total capital expenditures for 2003 will be $0.7 million.

        In the first quarter of 2003, the Company made no payment in respect to the principle portion of the credit facility. On April 21, 2003, the Company made payments in respect of its credit facility totaling $21.1 million, which included $19.0 million on the term loan and $2.1 million of principle payments on the revolving portion of the credit facility.

        The Company maintains a defined benefit pension plan for its non-bargaining unit employees at its Peoria, Illinois and Frankfort, Indiana facilities. On November 1, 2002, the Company received a report from the plan actuaries for the pension plan for the fiscal year ended September 30, 2002. The report stated that, due to the continued poor performance of the equity markets and reductions in the discount rate used in determining the actuarial present value of accumulated benefit obligations, the Company was required to record an additional liability of approximately $2.2 million at December 31, 2002. This resulted in a non-cash charge to accumulated other comprehensive loss (a component of stockholders’ equity) of $2.2 million. Additionally, the Company will be required to make pension plan installment contributions totaling $0.5 million to the pension plan for the fiscal year ending September 30, 2003. Approximately $350,000 of this amount will be contributed in four equal installments in 2003 with the balance due in June 2004.

Factors Affecting Liquidity

        Generally, the primary factors affecting the Company’s ability to generate cash from operations are its ability to market and sell its products and services, its ability to maintain the prices of its products and services, and its ability to minimize costs and realize operational efficiencies. In addition, the Company has experienced difficulty in collecting its receivables, which has negatively affected its cash flow.

        The Company’s ability to borrow under its revolving credit facility depends on the amount of its borrowing base and its compliance with all financial and other covenants contained in the agreement. For a further discussion of the borrowing base and financial covenants in the Company’s credit agreement, see “Credit Facility” below.

        The Company continues to experience significant liquidity and cash flow issues which have made it difficult for the Company to meet its obligations to its trade creditors in a timely fashion. The Company expects these liquidity issues to continue for the foreseeable future. Beginning in the third quarter of 2002 and continuing to the present time, the Company has extended payment terms to its suppliers. As a result of slower payment terms, and uncertainty regarding the Company’s financial condition, a number of major suppliers severely restricted the credit they were willing to extend to the Company. The restricted credit terms by key suppliers has further negatively impacted the liquidity position of the Company and has disrupted the Company’s ability to service its customers.

        The Company expects to continue to experience difficulty in meeting its future financial obligations. Assuming the Company meets its current projections regarding sales and cash receipts, the Company’s vendors do not adversely change the payment terms they currently extend to the Company and the Company does not incur any unforeseen liabilities, the Company believes that its cash from operations, borrowings under its revolving credit facility, cash on hand and cash received from its 2002 federal and state income tax refunds will likely be sufficient to meet its currently anticipated liquidity needs. However, if the Company’s actual sales and cash receipts are less than currently projected, the Company’s vendors adversely change the payment terms they extend to the Company, the Company does not receive the full payment of its anticipated tax refunds on a timely basis, or the Company incurs one or more unforeseen liabilities, the Company could fail to meet its liquidity needs and may face a severe liquidity crisis.

        The Company has used the proceeds of its anticipated federal tax refund to repay the term loan portion of the bank credit facility, which was set to mature on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do. If the Company cannot refinance this debt or the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can force the Company into involuntary bankruptcy proceedings.

        The Company’s continuing liquidity issues, combined with the uncertainties relating to its ability to refinance this debt by December 31, 2003, has led the Company’s independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2002. This qualification in the Company’s audit report would have resulted in a default under the Company’s amended and restated credit agreement. However, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        A portion of the revenue recognized in the Company’s Construction segment is generated from contracts that require the posting of bid and performance bonds. A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted upon awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs. At the end of the first quarter 2002, the Company began to experience difficulty in acquiring bonds for new proposals and contracts. The inability to acquire new bonds has impacted the Company’s ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is required to provide letters of credit to ensure its payment obligations in respect of the bonds, the amount available under its revolving credit facility will be reduced by the amount of these letters of credit. This reduction may cause the Company to be unable to meet its anticipated liquidity requirements.

        The following table shows total contractual payment obligations as of March 31, 2003.

Total Contractual Obligations Table:

		Payments Due by Period

(dollars in thousands)	Total	Less than 1 year	1 to 3 years	Beyond 3 years

Credit agreement - principal repayment	$28,749	$28,749	---	$	---
Credit agreement - estimated interest	1,115	1,115	---		---
Capital leases	---	---	---		---
Operating leases	1,153	473	642		38
Purchase obligations	---	---	---		---

Total contractual cash obligations	$31,017	$30,337	$642		$38

        The above table reflects the Company’s contractual obligations as of March 31, 2003. The Company believes that its cash from operations, borrowings under its revolving credit facility, tax refunds, and cash on hand will be sufficient to meet its currently anticipated liquidity and working capital needs. The term loan portion of the credit facility of $19.0 million was set to mature on June 30, 2003. The revolving loan portion of the credit facility matures on December 30, 2003. The Company used proceeds of federal tax refunds, based on the losses incurred in 2002 on the sale of assets to FOGSON, the sale of the Casa Grande, Arizona facility, and the operating loss incurred during 2002, to repay the term loan portion of the credit facility.

        The credit agreement requires that the Company hedge the floating interest rate portion of the credit facility. The expense associated with this transaction is included in the above table in “Credit agreement—estimated interest”. The hedging instrument is described in Note 10 to the financial statements, Derivative Instruments and Hedging Activity.

Credit Facility

        On March 8, 2001, the Company entered into a credit facility with its bank lenders. At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement. The Company and the bank lenders made amendments to the credit agreement in January 2002, June 2002, August 2002, and November 2002.

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company’s bank credit facility. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company realized approximately $21.1 million, in the aggregate, of federal tax refunds on its 2002 income taxes. On December 31, 2002, in connection with the sale of assets to FOGSON, the Company and the lenders under the Company’s bank credit facility entered into and amended and restated credit agreement.

        The terms of the amended and restated credit agreement are summarized in Note 9 on page 9 of the Notes to Unaudited Consolidated Financial Statements.

        The amended and restated credit agreement requires that the Company deliver its annual report to the administrative agent which may not include a going concern qualification in the independent auditor’s report relating to the Company’s audited financial statements for the year ended December 31, 2002. The Company’s independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company’s amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

Critical Accounting Policies

Revenue Recognition

         Refer to Note 2 on page 6 of the Notes to Unaudited Consolidated Financial Statements.

Capitalized Software

        The Company has developed engineering software to be used in the design and analysis of tower and pole structures. The amount of unamortized capitalized software included in Other Assets at March 31, 2003 and December 31, 2002 was $1.4 million and $1.5 million, respectively. The Company began utilizing the engineering software in the design and analysis of tapered steel pole structures on a full time basis during the third quarter of 2002. The Company is amortizing the engineering software on a sixty month amortization schedule. Accordingly, $84,000 of amortization expense was recognized for this engineering software in the first quarter of 2003. No amortization of this engineering software was recognized during the first quarter of 2002.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company has limited exposure to market rate sensitivity and any adverse impacts realized would not be material to its financial results. The principal market risks to which the Company is currently exposed or may be exposed during 2003 or beyond are changes in interest rates and foreign currency exchange rates.

        The Company has over the last several years managed its exposure to changes in interest rates by utilizing primarily fixed rate debt. However, the Company’s current credit facility bears interest at variable rates. The Company is required by its credit facility to enter into one or more Rate Management Transactions (as defined in the credit agreement) which provides for a fixed rate of interest on a notional amount of at least $30 million for the first two years of the credit facility, and at least $15 million for the third year of the credit facility. On April 18, 2001 the Company entered into a floating-to-fixed three year interest rate swap on a notional amount of $30 million whereby the Company will pay a fixed rate of 5.12% and receive a one month LIBOR based floating rate. The swap was designated as a cash flow hedge at the inception of the agreement to support hedge accounting treatment. As of December 31, 2002, the Company discontinued its hedge relationship.

        Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate. The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $28.7 million of variable rate debt outstanding as of March 31, 2003. Based on this analysis, the impact on future earnings for the following twelve months would be approximately $0.1 million of increased interest expense, which amount includes a reduction in interest expense of resulting from the hedging arrangement described above. Such potential increases are based on certain simplifying assumptions, including a constant level of variable rate debt and a constant interest rate based on the variable rates in place as of March 31, 2003. Prior to March 2001, the Company did not have any outstanding variable rate debt.

        International sales, which accounted for 7.4% and 13.4% of net sales in the first quarter of 2003 and 2002, respectively, are concentrated principally in Mexico and Central America. To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico. To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results. To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers.

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

        Approximately 45% of the Company’s cost of goods sold is attributable to purchases of raw steel which is primarily used by the Company’s Tower Structures segment in its manufacture of towers and poles. The Company does not anticipate an increase in the cost of steel or other raw materials in the near future, but to the extent that raw material costs increase, the Company does not anticipate that it will be able to pass along the increased costs to its customers. As a result, any increase in raw material costs will have a negative impact on the Company’s gross margin and operating income.

Item 4.    Controls and Procedures.

         Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation (the “Evaluation”), under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c). The Disclosure Committee of the Company met with the Chief Executive Officer and the Chief Financial Officer to discuss the results of the Evaluation. The Disclosure Committee is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Vice President — Operations, National Sales Manager, Corporate Accounting Manager, Purchasing Manager, and the Plant Manager of the Company’s facility in Frankfort, Indiana.

         As part of the Evaluation, the Company considered its failure to file this Form 10-Q within the time period required by the SEC. This late filing was due to the Company’s failure to discover certain discrepancies in the inventories at its Peoria, Illinois facility that began to occur after notice of the facility's closing was given to employees in the fourth quarter of 2002. As reported in the Company’s Annual Report on Form 10-K for the year ending December 31, 2002, the Company’s Chief Financial Officer resigned in January 2003 and was replaced in February 2003 by a candidate from outside the industry, while, at the same time, the Company also experienced the loss of a number of financial and accounting personnel. These losses negatively impacted the Company’s accounting and bookkeeping capabilities. As of the filing of this Form 10-Q, the Company has replenished its accounting staff with a well-qualified pool of individuals that it believes will be able to detect and address such problems in the future. Based upon the Evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are now effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Subsequent to the date of the Evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

Item 1.    Legal Proceedings

        Throughout the first and second quarters of 2003, the Company has become party to several legal proceedings. In general, these proceedings involve the suit by a supplier against the Company or a subsidiary of the Company for money damages for the breach of a contract. The following provides a brief summary of each of these proceedings:

        On March 13, 2003, Wurth Supply Inc. filed suit against the Company in the Superior Court of Marion County, Indiana seeking money damages in the amount of $429,066 for the breach of a hardware supply contract. This case is currently pending and the Company disputes the amounts sought by Wurth.

        On March 18, 2003, S&S Steel Services, Inc. filed suit against ROHN Products, Inc., a subsidiary of the Company, in the Superior Court of Elkhart County, Indiana seeking money damages in the amount of $7,286 for the breach of a steel supply contract. S&S and the Company have come to an agreement that will require the Company to make four equal payments of $1,372.79 in order to resolve this dispute.

        On March 27, 2003, Skipper Transportation, Inc. filed suit against ROHN, Inc., a subsidiary of the Company, in the Circuit Court of Jefferson County, Alabama seeking money damages in the amount of $13,000 for the negligent bailment of a flatbed trailer. The Company has not yet responded to the claims in this case.

        On April 1, 2003, Sentry Safety Supply, Inc. filed suit against the Company in the Circuit Court of Peoria County, Illinois seeking money damages in the amount of $5,846 for the breach of a materials supply contract. The Company has made partial payment on the amounts claimed in this case.

        On April 3, 2003, Wall Industrial Services filed suit against the Company in the Circuit Court of Peoria County, Illinois seeking money damages in the amount of $54,252 for the breach of a painting services contract. The Company is disputing the amounts sought by Wall.

        On April 8, 2003, Prime Panels, Inc. filed suit against the Company in the Circuit Court of Peoria County, Illinois seeking money damages in the amount of $41,881 for the breach of a materials supply contract. The Company has not yet respond to the claims in this case.

         On April 14, 2003, the Company and certain of its subsidiaries filed a claim against Platinum Equity LLC, a Los Angeles, California based private equity firm, and PFrank LLC, a special purpose entity formed by Platinum Equity LLC, in the Superior Court for the State of Delaware. The claim alleges, among other things, breach of contract for terminating an asset purchase agreement relating to the sale of substantially all of the Company’s assets to PFrank LLC.

         On May 14, 2003, United States Congress company filed suit against the Company in the Circuit Court of Marion County, Oregon seeking money damages in the amount of $187,347 for the breach of a construction management services contract. The Company has not yet responded to the claims in this case.

         On May 29, 2003, V & W Supply Co., Inc. filed suit against ROHN, Inc., a subsidiary of the Company, in the District Court of Jefferson County, Alabama seeking money damages in the amount of $5,671 for the breach of a materials supply contract. The Company has not yet responded to the claims in this case.

         On June 6, 2003, Tower Foundations filed suit against the Company and ROHN Construction, Inc., a subsidiary of the Company, in the Superior Court of San Bernardino, California seeking money damages in the amount of $53,140 for the breach of a construction subcontract. The Company has not yet responded to the claims in this case.

Item 3.    Defaults on Senior Securities

        Although EBITDA, as calculated under the credit agreement, was $1.1 million through the first quarter 2002, the Company was not in compliance with its covenant related to minimum EBITDA as of the end of April 2002. On April 30, 2002, the Company entered into a forbearance agreement with its bank group. Under the forbearance agreement, the lenders agreed to forbear until May 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant. During this forbearance period, the applicable margin for base rate loans was increased from 1.25% to 1.75% and the applicable margin for Eurodollar rate loans was increased from 3.50% to 4.00%.

        In May 2002, the Company and its bank group agreed to extend the forbearance period to June 30, 2002. On June 30, 2002 the parties entered into a new forbearance agreement under which the lenders agreed to forbear until August 31, 2002 from enforcing any remedies under the credit facility related to a breach of the EBITDA covenant and other financial covenants.

        On August 30, 2002, the Company entered into an agreement with its bank lenders to amend the credit amendment and the forbearance agreement. Under the amendment to the forbearance agreement, the bank lenders agreed to extend until October 31, 2002 the period during which they agreed to forbear from enforcing any remedies under the credit agreement arising from ROHN’s breach of financial covenants contained in the credit agreement. The amendment to the credit agreement also modified the definition of the borrowing base to provide for an over advance on the revolving portion of the credit facility in the amount of up to $1.5 million.

        On November 1, 2002, the Company announced that it had entered into another extension to its forbearance agreement with its bank lenders. The bank lenders agreed to extend the forbearance period under the current forbearance agreement until November 8, 2002 while the Company reviewed the terms of proposed new amendment.

        On November 6, 2002, the Company and its bank lenders entered into an amendment to the credit agreement and amendment to the forbearance agreement. The amendment extended the forbearance period to January 31, 2003. The applicable margin during the forbearance period was to be 1.75% for the base rate loan and 4.00% for the Eurodollar loan. The agreement provided for an over advance on the revolver loan of $2.75 million for the period November 1, 2002 through and including November 30, 2002, $3.5 million for the period December 1, 2002 through December 30, 2002, $2.5 million for the period December 31, 2002 through January 15, 2003, and $2.0 million for the period January 16, 2003 through January 31, 2003. The revolving loan commitment amount was reduced to $21.5 million for the period through and including November 15, 2002, reduced to $20.0 million for the period November 16, 2002 through December 15, 2002, reduced to $18.0 million for the period December 16, 2002 through December 30, 2002, and reduced to $16.0 million for the period December 31, 2002 through January 31, 2003. The term loan repayment schedule was modified to include payments of $1.5 million on December 1, 2002, $2.0 million on January 31, 2003, and $0.5 million on the first day of the month commencing in February 2003, through June 2003. The balance of the term loan was set to be due on June 30, 2003. The amendment provided letters of credit in the amount not to exceed $5.0 million for all letters of credit including up to $1.25 million for letters of credit solely for bonding purposes. The amendment also included covenants for cumulative sales to be not less than $13.2 million for the two month period ending November 30, 2002, and cumulative sales to be not less than $18.1 million for the three month period ending December 31, 2002; cumulative collections to be not less than $17.1 million for the two month period ending November 30, 2002, and cumulative collections to be not less than $25.8 million for the three month period ending December 31, 2002; cumulative loan disbursements not to exceed $16.9 million for the two month period ended November 30, 2002, and cumulative loan disbursements not to exceed $23.1 million for the three month period ended December 31, 2002. The amendment and forbearance fee was $500,000 payable in two installments. The first payment of $125,000 was due upon signing the amendment. The second payment of $375,000 was to be due on December 31, 2002. The second payment of the fee would be waived if the aggregate amount of the revolver loan and the term loan did not exceed $23.5 million on December 31, 2002.

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company’s bank credit facility. In connection with the sale of assets to FOGSON, the Company and the lenders under the Company’s bank credit facility entered into an amended and restated bank credit facility.

        The amended and restated credit agreement required that the Company deliver its annual report to the administrative agent without a going concern qualification in the independent auditor’s report relating to the Company’s audited financial statements for the year ended December 31, 2002. The Company’s independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company’s amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

Item 6.    Exhibits and Reports on Form 8-K

        (a)         Exhibits

10.28	Employment Agreement, dated February 13, 2003, between the Company and John W. Castle.

99.1.1
Cautionary Statement for purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2002).

99.2	Certification required pursuant to Section 906 of the Sarbanes-Oxley Act

99.3	Certification required pursuant to Section 906 of the Sarbanes-Oxley Act

        (b)         Reports on Form 8-K

On January 6, 2003, the Company filed a Current Report on Form 8-K, as amended by the Current Report on Form 8-K/A filed on January 15, 2003 and as further amended by the Current Report on Form 8-K/A filed on March 26, 2003, under Items 2, 7 and 9 announcing an agreement for the sale of a portion of the Company’s assets to FOGSON, L.L.C., a special purpose entity created by the lenders under the Company’s bank credit facility, and attaching a press release.

On January 16, 2003, the Company filed a Current Report on Form 8-K as amended by the Current Report on Form 8-K/A filed on March 26, 2003, under Items 7 and 9 attaching a press release announcing that Alan R. Dix was leaving his position as Vice President and Chief Financial Officer.

On February 14, 2003, the Company filed a Current Report on Form 8-K as amended by the Current Report on Form 8-K/A filed on March 26, 2003, under Items 7 and 9 attaching a press release announcing that John W. Castle was joining the Company as Vice President and Chief Financial Officer.

On April 16, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 9 attaching the certifications of the Company’s Chief Executive Officer and Chief Financial Officer made in connection with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On April 29, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 9 attaching a press release announcing that the Company had received its federal income tax refund for the 2002 tax year and the subsequent paydown of its credit facility.

On May 22, 2003, the Company filed a Current Report on Form 8-K under Item 5 announcing that the Company would be late in filing its Form 10-Q for the first quarter of 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 25, 2003 Dated: June 25, 2003	ROHN Industries, Inc. /s/ Horace Ward Horace Ward Chairman and Chief Executive Officer /s/ John W. Castle John W. Castle Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Horace Ward, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ROHN Industries, Inc.;

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

Dated: June 25, 2003	/s/ Horace Ward Horace Ward Chairman and Chief Executive Officer

        I, John W. Castle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ROHN Industries, Inc.;

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

Dated: June 25, 2003	/s/ John W. Castle John W. Castle Chief Financial Officer and Chief Accounting Officer