Form 10-Q
period 2003-06-30
ROHN INDUSTRIES INC
filed 2003-08-19
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes              No     X

As of August 18, 2003, 41,155,456 shares of Common Stock, $.01 par value, of the registrant were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ROHN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net sales	$11,507	$25,327	$24,370	$48,042
Cost of products and services sold	12,192	25,211	23,746	44,007

Gross profit / (loss)	(685)	116	624	4,035
Operating expenses:
Selling expenses	421	894	978	1,907
General and administrative expenses	1,093	3,614	3,414	5,543

Operating loss	(2,199)	(4,392)	(3,768)	(3,415)
Interest expense	(620)	(827)	(1,216)	(1,669)
Interest income	---	25	13	46

Loss before tax and discontinued operations	(2,819)	(5,194)	(4,971)	(5,038)
Income tax (benefit) provision	---	(2,000)	---	(1,940)

Loss from continuing operations	(2,819)	(3,194)	(4,971)	(3,098)
Discontinued operations:
(Loss) / income from discontinued operations	1,103	(1,379)	1,076	(2,738)
Income tax (benefit) / provision	---	(531)	---	(1,054)

(Loss) / income from discontinued operations	1,103	(848)	1,076	(1,684)

Net loss	$(1,716)	$(4,042)	$(3,895)	$(4,782)

Earnings per share
Basic:
Loss before discontinued operations	$(0.07)	$(0.08)	$(0.12)	$(0.08)
(Loss) / income from discontinued operations,
net of income tax	0.03	(0.02)	0.03	(0.04)

Net loss	$(0.04)	$(0.10)	$(0.09)	$(0.12)

Diluted:
Loss before discontinued operations	$(0.07)	$(0.08)	$(0.12)	$(0.08)
(Loss) / income from discontinued operations,
net of income tax	0.03	(0.02)	0.03	(0.04)

Net loss	$(0.04)	$(0.10)	$(0.09)	$(0.12)

Weighted average number of shares outstanding:
Basic	41,235	41,126	41,226	41,048

Diluted	41,300	41,192	41,306	41,135

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$185	$802
Restricted cash -VEBA	451	477
Accounts, notes and other receivables, less allowance
for doubtful accounts of $994 in 2003 and $1,455 in 2002	7,652	11,666
Inventories	11,405	11,363
Prepaid income taxes	208	21,300
Prepaid expenses	1,829	1,703
Assets of discontinued operations	810	3,590

Total current assets	22,540	50,901
Plant and equipment, net	11,136	11,364
Other assets	2,496	3,169
Long term assets of discontinued operations	2,288	2,261

Total assets	$38,460	$67,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term liabilities	$5,160	$26,426
Accounts payable	11,580	10,068
Accrued liabilities and other	12,721	15,858
Deferred revenue	130	226
Liabilities of discontinued operations	2,237	4,391

Total current liabilities	31,828	56,969
Long term debt and other obligations	---	---
Non-pension post retirement benefits	3,761	4,201

Total liabilities	35,589	61,170

Stockholders' equity
Common stock, $0.01 par value - 80,000 shares authorized - 41,155 and
40,889 shares issued and outstanding in 2003 and 2002	416	412
Capital surplus	13,907	13,920
Retained earnings	(5,569)	(1,674)
Accumulated other comprehensive loss	(3,434)	(3,647)
Less - Treasury stock, 380 shares in 2003 and 2002, at cost	(2,384)	(2,384)
- Unearned portion of restricted stock	(65)	(102)

Total stockholders' equity	2,871	6,525

Total liabilities and stockholders' equity	$38,460	$67,695

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares Issued	Amount	Paid In Capital	Retained Earnings	Shares	Amount	Restricted Stock	Accumulated Other Comprehensive (loss)/income	Total Stockholders' Equity
Balance as of December 31, 2002	41,269	$412	$13,920	$(1,674)	(380)	$(2,384)	$(102)	$(3,647)	$6,525

Comprehensive (loss)/income:
Net loss	---	---	---	(3,895)	---	---	---	---	(3,895)
Gain on derivative instrument	---	---	---	---	---	---	---	218	218
Loss on exchange rate
fluctuation for the Mexico entity	---	---	---	---	---	---	---	(5)	(5)

Total comprehensive (loss)/income:	---	---	---	(3,895)	---	---	---	213	(3,682)

Issuance of restricted stock	100	1	7	---	---	---	(8)	---	---
Amortization of restricted shares	---	---	---	---	---	---	28	---	28
Restricted stock cancelled	(109)	---	(17)	---	---	---	17	---	---
Issuance of stock	275	3	(3)	---	---	---	---	---	---

Balance as of June 30, 2003	41,535	$416	$13,907	$(5,569)	(380)	$(2,384)	$(65)	$(3,434)	$2,871

	Common Stock				Treasury Stock
	Shares Issued	Amount	Paid In Capital	Retained Earnings	Shares	Amount	Restricted Stock	Accumulated Other Comprehensive (loss)/income	Total Stockholders' Equity
Balance as of December 31, 2001	41,229	$412	$13,731	$40,249	(430)	$(2,691)	$(185)	$(976)	$50,540

Comprehensive (loss)/income:	---	---	---	---	---	---	---	---	---
Net loss	---	---	---	(4,782)	---	---	---	---	(4,782)
Gain on derivative instrument,
net of tax benefit of $3	---	---	---	---	---	---	---	5	5

Total comprehensive (loss)/income	---	---	---	(4,782)	---	---	---	5	(4,777)

Issuance of restricted stock	40	---	23	---	---	---	(23)	---	---
Amortization of restricted shares	---	---	---	---	---	---	71	---	71
Director's stock plan	---	---	157	---	---	---	---	---	157
Stock options exercised	---	---	---	(242)	50	307	---	---	65
Stock options tax benefit	---	---	9	---	---	---	---	---	9

Balance as of June 30, 2002	41,269	$412	$13,920	$35,225	(380)	$(2,384)	$(137)	$(971)	$46,065

The accompanying notes are an integral part of these statements

ROHN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2003		June 30, 2002
Cash Flows from Operating Activities:
Net loss		$(3,895)	$(4,782)
Adjustments for non-cash items included in net income:
Depreciation and amortization		1,680	2,294
Restricted stock earned		28	71
Provision for doubtful accounts		25	41
Non-pension post retirement benefits		(440)	325
Changes in assets and liabilities:
Accounts receivable		3,990	8,284
Inventories		(43)	5,537
Prepaid income taxes		21,092	(252)
Prepaid expenses		(126)	(701)
Deferred income taxes		---	(29)
Deferred revenue		(96)	(277)
Accounts payable		1,225	(1,201)
Accrued liabilities and other		(3,138)	(2,223)
Net discontinued operations		599	4,307
Other		41	61

Net cash provided by operating activities		$20,942	$11,455

Cash Flows from Investing Activities:
Purchase of plant and equipment, net of proceeds		$(530)	$(204)
Capitalized software		---	(92)

Net cash used in investing activities		$(530)	$(296)

Cash Flows from Financing Activities:
Repayment of term loan		$(19,000)	$(2,500)
Net repayments under revolver		(2,266)	(9,582)
Capitalized bank fees		(50)	(193)
Increase (decrease) in bank overdrafts		287	(117)
Issuance of common stock, including treasury shares reissued		---	65

Net cash used in financing activities		$(21,029)	$(12,327)

Net decrease in cash and cash equivalents		$(617)	$(1,168)
Cash and cash equivalents, beginning of period		802	1,603

Cash and cash equivalents, end of period		$185	$435

Supplemental disclosures of cash flow information:
Cash paid during the first six months for:
Interest		$1,385	$1,509
Income taxes	$	---	$206

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

        The financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ending June 30, 2003 and 2002. The results of operations for interim periods are not necessarily indicative of results for the year ending December 31, 2003 or any other period.

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation. This includes reclassifying certain items due to the reporting of discontinued operations.

        The Company received a going concern qualification in the independent auditor’s report relating to the audited financial statements for the year ended December 31, 2002. Based on certain factors discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, there is substantial doubt about the Company's ability to continue as a going concern. These factors include the Company's disputes with trade creditors, certain defaults under the Company's credit agreement, the December 31, 2003 maturity date of the facility in place under the credit agreement, and continued operating losses. The Company's ability to continue as a going concern depends, in part, upon its ability to successfully comply with the terms of its current credit agreement, obtain waivers from the lenders regarding current defaults thereunder, and find alternative financing prior to December 31, 2003. At this time, the Company has not located an alternative financing source. In the event that he Company cannot achieve these goals and is unable to resolve the majority of the current disputes between the Company and its trade creditors, the Company may be required to discontinue operations, sell its assets to a third party or enter into voluntary bankruptcy proceedings. At this time, the company has begun to consider and analyze each of these strategic options and will continue to do so in the upcoming months. See Note 9, "Debt," and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

        Because the erection and installation of towers and equipment enclosures are generally of such short duration and do not span multiple reporting periods, the Construction Services segment has historically recognized revenue using the completed contract method of accounting. Under this method of accounting, costs for a project are capitalized into inventory until the project is complete, at which time the revenue and corresponding costs on the project are recognized. With the Company’s entry into the tall tower market in 2000, the Company adopted the percentage of completion method of accounting for its Construction Services segment for installation and construction projects that span multiple reporting periods. For example, each site for a given project has a number of milestones including engineering, materials, and construction. Revenue, and associated costs, is recognized upon the completion of each milestone for each site.

(3)    Principles of Consolidation

        The financial statements include the consolidated accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(4)    Net Income per Share

        Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted earnings per share were calculated by including the effect of all dilutive securities. The number of potentially dilutive securities, including stock options and unvested restricted stock, were 65,000 and 80,000 for the three and six months ended June 30, 2003, respectively and 66,000 and 87,000 for the three and six months ended June 30, 2002, respectively. The Company had outstanding stock options as of June 30, 2003 and 2002 of 3,206,000 and 3,152,100, respectively, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

(5)    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs include material, labor and factory overhead. Obsolete or un-salable inventories are reflected at their estimated net realizable values.

	Total Inventory (In thousands)
	(Unaudited) June 30, 2003	December 31, 2002
Finished goods	$8,546	$7,325
Work-in-process	1,192	2,526
Raw materials	1,667	1,512

Total Inventories	$11,405	$11,363

(6)    Stock-Based Compensation Plans

        The Company accounts for all stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss:
As reported	$(1,716)	$(4,042)	$(3,895)	$(4,782)
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of related tax effects	(219)	(243)	(437)	(358)

Pro forma net loss	$(1,935)	$(4,285)	$(4,332)	$(5,140)

Basic earnings per share:
As reported	$(0.04)	$(0.10)	$(0.09)	$(0.12)
Pro forma	$(0.04)	$(0.11)	$(0.10)	$(0.13)
Diluted earnings per share:
As reported	$(0.04)	$(0.10)	$(0.09)	$(0.12)
Pro forma	$(0.04)	$(0.11)	$(0.10)	$(0.13)

(7)    New Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivatives Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company believes this statement will not have a material impact on its consolidated financial statements.

(8)    Business Segment Information

        The Company operates in two business segments: Tower Structures and Construction Services. The segments are managed as strategic business units due to their distinct processes and potential end-user application. The Tower Structures segment includes a manufacturing plant in Frankfort, Indiana, as well as worldwide sales, marketing and distribution effort. The Construction Services segment is located in Peoria, Illinois and Mexico City, Mexico, and shares sales and marketing efforts with the Tower Structure segment.

        As part of a sale of assets to FOGSON, L.L.C., a special purpose entity created by the lenders under the Company’s bank credit facility (“FOGSON”) (as discussed in Note 9), the Company sold the majority of its manufacturing facilities at the Peoria, Illinois facility and all of its Bessemer, Alabama facility. During the first part of 2003, all tower and pole manufacturing operations were transferred to the Frankfort, Indiana facility. The transition of the manufacturing of all products in the Frankfort facility was completed in the second quarter of 2003.

        Generally accepted accounting policies for measuring segment assets and earnings before interest and taxes are substantially consistent with those followed by the Company. The Company evaluates segment performance based on earnings before interest and taxes. Inter-segment transactions are recorded at prices negotiated between segments.

(Unaudited) For the three months ended June 30, 2003 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$6,721	$5,168	$(382)	$11,507
Earnings (loss) before interest and taxes	(2,558)	359	---	(2,199)
Depreciation and amortization	827	4	---	831
Capital expenditures(1)	272	---	---	272

For the three months ended June 30, 2002 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$13,430	$14,555	$(2,658)	$25,327
Earnings (loss) before interest and taxes	(5,212)	570	250	(4,392)
Depreciation and amortization	1,091	108	---	1,199
Capital expenditures(1)	(20)	---	---	(20)

For the six months ended June 30, 2003 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$13,546	$11,836	$(1,012)	$24,370
Earnings (loss) before interest and taxes	(5,588)	1,820	---	(3,768)
Depreciation and amortization	1,672	8	---	1,680
Capital expenditures(1)	530	---	---	530
Segment assets as of June 30, 2003	30,773	5,239	(650)	35,332

For the six months ended June 30, 2002 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$28,133	$24,744	$(4,835)	$48,042
Earnings (loss) before interest and taxes	(5,165)	1,500	250	(3,415)
Depreciation and amortization	2,174	120	---	2,294
Capital expenditures(1)	296	---	---	296
Segment assets as of December 31, 2002	52,519	9,975	(650)	61,844

(1)        Net of asset dispositions and retirements.

(2)        For purposes of the MD&A discussion and customer segment revenue discussion below, inter-segment sales are netted against gross construction revenue to arrive at construction services revenue.

(9)        Debt

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company’s bank credit facility. On December 31, 2002, in connection with the sale of assets to FOGSON, the Company and the bank lenders under the Company’s bank credit facility entered into an amended and restated bank credit facility. As a result of the agreement, $11.0 million of debt outstanding under the revolver portion of the credit facility was transferred to the term loan portion of the credit facility. Upon the effectiveness of the amended and restated credit agreement on December 31, 2002, approximately $7.4 million and $19.0 million of debt was outstanding under the revolving portion of the credit facility and the term loan portion of the credit facility, respectively, for a total of $26.4 million outstanding under the credit facility. The term loan portion of the credit facility was due on June 30, 2003. However, on April 21, 2003, the Company received its federal income tax refund in the amount of $21.1 million, and, pursuant to the terms of the Company’s credit agreement, the entire amount of the refund was used to reduce indebtedness under the facility, and the entire amount of the term loan was paid off. The revolving loan portion of the credit facility is due on December 30, 2003. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company realized approximately $21.1 million, in the aggregate, of federal tax refunds on its 2002 return.

        Total borrowings of the Company consisted of the following (in thousands):

	(Unaudited) June 30, 2003		December 31, 2002
Revolver Loan (prime based) - 7.25% due December 2003		$5,160		$7,426
Term Loan - 7.25%		---		19,000

Total notes, credit agreement, and capital leases		$5,160		$26,426

Classified in the balance sheet as follows:
Long term debts and other obligations		$5,160		$26,426
Less: Current portion of long-term liabilities		(5,160)		(26,426)

Long-term debt and other liabilities	$	---	$	---

The terms of the amended and restated credit agreement are summarized as follows:

Availability — Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for the eligible inventory may not exceed $4.0 million). In conjunction with this, the advanced rate for eligible inventory was reduced from $4.0 million to $2.4 million on April 21, 2003. The maximum debt available under the revolving portion of the bank credit facility for the period December 31, 2002 until January 31, 2003 was $11.75 million. On January 31, 2003, the maximum revolver debt allowed was $12.75 million. Upon receipt of the federal tax refund of $21.1 million, the Company repaid the $19.0 million term loan. The revolver debt allowed was reduced by the amount of the tax refund in excess of the term loan, or $2.1 million, to $10.6 million.

Interest — Borrowings under the credit facility bear interest payable monthly, at a rate per annum equal to 3.0% plus the greater of (i) the Federal Funds rate plus 0.5% or (ii) the corporate base rate or prime lending rate. At any time an Event of Default exists, the interest rate applicable to each loan is increased by 2.0% in excess of the rate otherwise in effect and all loans become payable on demand.

Maturity and Amortization — Loans under the term loan were set to mature on June 30, 2003. Loans under the revolving loan mature on December 30, 2003. On April 21, 2003, the Company used the proceeds of its tax refunds to repay the term loan portion of the bank credit facility. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt and the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay it. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders have the right to foreclose on their security interests and the Company may be forced to seek bankruptcy protection.

Commitment Reductions and Repayments — All cash on deposit in the Company’s bank accounts is now “swept” by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility. There are no scheduled payments for the revolver loan, other than maturity on December 31, 2003. The full amount of any and all tax refunds, together with any interest thereon, must be paid to the bank lenders upon receipt to reduce the outstanding revolver under the credit facility.

Security and Guarantees — The obligations under the credit agreement are secured by a first priority security interest on substantially all of the Company’s assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

Covenants — The credit agreement contains customary restrictive covenants, which, among other things and with exceptions, limit the Company’s ability to incur additional indebtedness and liens, enter into transactions with affiliates, make acquisitions, pay dividends, redeem or repurchase capital stock, consolidate, merge or effect asset sales, make capital expenditures, make investments, loans or prepayments or change the nature of the Company’s business.

        The Company must provide on the first working day of the week an updated borrowing base certificate as of the close of business the previous Friday.

        On July 18, 2003 the Company and it’s Lenders entered into The First Amendment and Additional Waiver to the Amended and Restated Credit Agreement which set forth new covenant levels for a minimum consolidated cumulative earnings before interest and taxes plus depreciation and amortization (EBITDA) of $400,000 as of April 30, 2003, ($200,000) as of May 31, 2003, ($400,000) as of June 30, 2003, $1,250,000 as of July 31, 2003, $1,350,000 as of August 30, 2003, $1,600,000 as of September 30, 2003, $2,000,000 as of October 31, 2003, $2,300,000 as of November 30, 2003, and $2,300,000 as of December 31, 2003. The Company has not met the June 2003 EBITDA covenant and is, therefore, in default under the credit agreement. The Company has begun discussions with its Lenders to obtain a waiver for this default, but at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement the lenders have the right to foreclose on their loan and, in which case, the Company may be forced to seek bankruptcy protection. The Company has begun discussions with its Lenders to obtain a waiver for this default, but at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement, the Lenders have the right to foreclose on their security interests and the Company may be forced to seek bankruptcy protection.

        Under the credit agreement, beginning as of April 2003, at the end of any calendar month, the aggregate consolidated cumulative year-to-date sales based on the cash flow projections the Company delivered to the bank lenders in the required 13-week cash flow model updated each month may not be less than 70% of the cumulative 2003 year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

        Furthermore, the aggregate consolidated cumulative 2003 year-to-date collections based on the financial budget of the Company delivered to the lenders may not be less than 70% of the cumulative 2003 year-to-date amount shown for the month of such report on the relevant cash flow projections provided to the lenders.

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

        The credit agreement requires that the Company deliver an annual report to the administrative agent that does not include a going concern qualification in the independent auditor’s report relating to the Company’s audited financial statements for the year ended December 31, 2002. The Company’s independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company’s amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $250,000, $50,000 of which was immediately payable and $200,000 of which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        The obligations under the credit agreement are collateralized by a first priority security interest in substantially all of the Company’s assets and are guaranteed by each of its direct and indirect domestic subsidiaries.

(10)    Product Warranty Liability

        The Company’s estimated product liability is determined by applying historical claim experience to current eligible units. The historical claim experience is developed using an average of actual warranty payments. These rates are applied to the eligible units to determine the estimated liability. The estimated liability for product warranty was $3.3 million at June 30, 2003 and December 31, 2002.

        In early November 2002, the Company was notified by one of its customers about potential problems with the testing of certain of the internal flange poles that had been inspected as part of the Company’s internal flange pole testing and repair project. The potential problems involved the procedures that were utilized by specific testing companies. The Company is currently working with its customer and a third party inspection services firm to determine the scope of the potential problem. The customer has stated that it expects to be reimbursed for all expenses associated with the retesting and, as necessary, the repair of the internal flange poles. The customer has stated that it will pursue, if necessary, legal action against the Company. As a result of this dispute, during 2002, the Company accrued an additional $3.3 million for expenses associated with resolving the dispute and of retesting and repairing, as necessary, the internal flange poles. The Company believes that it may have a claim against the testing company for some or all of the liabilities it incurs from this dispute. If the customer were to request payment, the Company does not have adequate liquidity to cover the costs associated with the liability.

        No payments or additional provisions were charged to the estimated liability during the first six months of 2003.

(11)    Capitalized Software

        The Company has developed engineering software to be used in the design and analysis of tower and pole structures. The amount of unamortized capitalized software included in Other Assets at June 30, 2003 and December 31, 2002 was $1.3 million and $1.5 million, respectively. The Company began utilizing the engineering software in the design and analysis of tapered steel pole structures on a full time basis during the third quarter of 2002. The Company is amortizing the engineering software on a sixty month amortization schedule. Accordingly, $167,000 of amortization expense was recognized for this engineering software in the first six months of 2003. No amortization of this engineering software was recognized during the first six months of 2002.

(12)    Derivative Instruments and Hedging Activity

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. The Company adopted these new standards effective in 1999 and 2001, respectively, although the adoption did not have a material effect on the Company’s financial statements, as the Company did not historically enter into these types of transactions in the normal course of business.

        Derivative Instruments and Hedging Activities — Business Perspective — The Company’s “Risk Management Policy” allows for the use of derivative financial instruments to manage foreign currency exchange rate and interest rate exposure. Historically, however, the Company has not experienced material fluctuations in results or cash flows due to foreign currency exchange rates or interest rates and has not entered into derivative instruments or other hedging activities to manage these risks. Risk management practices including the use of financial derivative instruments, must be presented to the Audit Committee of the Board of Directors before any action can be taken.

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

        As of December 31, 2002, the Company has discontinued its hedge relationship and, therefore, $0.7 million was reclassified to current earnings (“Interest Expense”). For the six month periods ended June 30, 2003 and 2002, $0.2 million and $0.2 million, respectively, of deferred losses were reclassed to current earnings (“Interest Expense”).

        Accounting Policy — The swap is recognized on the balance sheet at fair value. On the date the contract was entered, the Company designated the derivative as a hedge of the variability of cash flow to be paid. Changes in the fair value of the swap are recorded in other comprehensive income until earnings are affected by the variability of cash flow and then reported in current earnings.

(13)    Subsequent Events

First Amendment to the Amended and Restated Credit Agreement

        On July 17, 2003, the Company and its lenders executed the First Amendment and Additional Waiver to the Amended and Restated Credit facility. The Company was unable to meet the EBITDA covenant for the month of April and as such requested and was granted a waiver of the violation for its lenders. The Company and its lenders further amended the existing credit agreement to adjust the future EBITDA covenants. The new covenant levels for a minimum consolidated cumulative earnings before interest and taxes plus depreciation and amortization (EBITDA) are $400,000 as of April 30, 2003, ($200,000) as of May 31, 2003, ($400,000) as of June 30, 2003, $1,250,000 as of July 31, 2003, $1,350,000 as of August 30, 2003, $1,600,000 as of September 30, 2003, $2,000,000 as of October 31, 2003, $2,300,000 as of November 30, 2003, and $2,300,000 as of December 31, 2003. The Company has failed to meet the June 30, 2003 EBITDA covenant and is, therefore, in default under the credit agreement. Although the Company is negotiating with its Lenders for a waiver of this default, there can be no assurance that a waiver will be obtained.

Resignation of PricewaterhouseCoopers LLP and Lack of Review by Independent Accountant

        On July 9, 2003 the Company was notified that its auditor, PricewaterhouseCoopers LLP, was resigning as the Company’s Independent Accountant and the Company has been unable to retain a new independent accountant. Consequently, this Form 10-Q has not been reviewed by an independent accountant.

Reduction in Force

        On July 30, 2003, the Company notified certain employees that it intended to terminate their employment. These terminations will result in a charge to third quarter earning of $50,000 for severance benefits. This combined with the payout of accrued vacation benefits will result in a cash usage of approximately $.2 million in the third quarter of 2002.

Letter of Inquiry from the Securities and Exchange Commission

        On July 24, 2003, the Company received a letter from the SEC questioning the adequacy of the disclosures the Company had made in earlier filings relative to the resignation of PricewaterhouseCoopers LLP disclosed in the July 16, 2003 Form 8-K. The Company anticipates filing an amended Form 8-K to address the SEC's questions.

Delisting of the Company’s Stock from the Nasdaq Stock Market

        With the opening of business on Monday, July 21, 2003, the securities of the Company were delisted from the Nasdaq Stock Market due to the fact that the Company was unable to meet the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). The securities of the Company are currently quoted on the OTC Bulletin Board. See "Reduction in Inventories and Nasdaq Delisting" in Item 2, "Managements Discussion and Analysis of Financial Condition and Results of Operations."

Legal actions taken by trade vendors

The Company has become party to numerous lawsuits for recovery of unpaid claims for its trade vendors. The cumulative demand from these lawsuits is approximately $1.0 million. The Company has recorded the liability associated with these vendor demands as part of its accounts payable in its normal course of business. The Company is charging to expense the legal cost associated with these lawsuits as they are incurred.

Additional Reduction of Loan Availability

         On July 23, 2003, the Company received $.9 million of Illinois State tax refunds which upon receipt reduced the availability to $9.7 million. On August 11, 2003, the Company received an addition income tax refund from the State of Illinois in the amount of $.8 million which has further reduced the availability to $8.9 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion summarizes the significant factors affecting the consolidated operating results and financial condition of ROHN for the three and six month periods ended June 30, 2003 and 2002. These discussions should be read in conjunction with the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements contained in Item 1 above and the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Uncertainty Regarding Going Concern

        Based on certain factors discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there is substantial doubt about the Company’s ability to continue as a going concern. These factors include the Company’s disputes with trade creditors, certain defaults under the Company’s credit agreement, the December 31, 2003 maturity date of the facility in place under the credit agreement, and continued operating losses. The Company’s ability to continue as a going concern depends, in part, upon its ability to successfully comply with the terms of its current credit agreement, obtain waivers from the lenders regarding current defaults thereunder, and find alternative financing prior to December 31, 2003. At this time, the Company has not located an alternative financing source. In the event that the Company cannot achieve these goals and is unable to resolve the majority of the current disputes between the Company and its trade creditors, the Company may be required to discontinue operations, sell its assets to a third party or enter into voluntary bankruptcy proceedings. At this time, the Company has begun to consider and analyze each of these strategic options and will continue to do so in the upcoming months.

Reduction in Inventories and Nasdaq Delisting

        During the second quarter, the Company and its independent auditor at that time completed a review of certain inventory differences identified during a physical inventory at the Company’s Peoria, Illinois facility, which is being closed. In the fourth quarter of 2002, notice of the closing was given to employees at that facility. The resulting loss of manpower at that facility is believed to have resulted in a failure to follow established shop floor procedures for inventory management. Based on the results of this review, inventories were reduced by approximately $0.7 million, resulting in an equal reduction of earnings for the first quarter of 2003. The Company’s reported results from prior periods will not be affected as a result of this review. No further such adjustments were made during the second quarter of 2003.

        On May 16, 2003, the Company announced that it was delaying the filing of its first quarter Form 10-Q with the Securities and Exchange Commission pending completion of the inventory review at the Peoria, Illinois facility. On May 23, 2003, the Company received a Nasdaq Staff Determination advising the Company that Nasdaq had not received the Company’s Form 10-Q for the period ended June 30, 2003 and that the Company had not yet paid its 2003 Small Cap annual fee, which was due on January 30, 2003. On June 12, 2003, the Company also received a Nasdaq Staff notice letter informing the Company that it was not in compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). In both the May 23 and June 12 correspondence, Nasdaq informed the Company that the Company’s stock was subject to delisting as a result of the violations set forth therein. The Company has since paid its 2003 Small Cap annual fee. With the opening of business on July 21, 2003, the securities of the Company were delisted due to the fact that the Company is unable to meet the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). Also as of the opening of business on July 21, 2003, the Company’s stock became eligible for inclusion on the OTC Bulletin Board.

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

        The following table sets forth, for the fiscal periods indicated, the percentage of net sales represented by certain items reflected in the Company’s consolidated statements of income. Certain prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended				Six Months Ended
(Unaudited)	June 30, 2003		June 30, 2002		June 30, 2003		June 30, 2002
Net Sales	100.0%		100.0%		100.0%		100.0%
Cost of products and services sold	106.0		99.5		97.4		91.6

Gross profit/(loss)	(6.0)		0.5		2.6		8.4
Operating expenses:
Selling expenses	3.6		3.5		4.0		4.0
General & administrative expenses	9.5		14.3		14.0		11.5

Operating loss	(19.1)		(17.3)		(15.4)		(7.1)
Interest expense	(5.4)		(3.3)		(5.0)		(3.5)
Interest income	---		0.1		---		0.1

Loss before tax and discontinued operations	(24.5)		(20.5)		(20.4)		(10.5)
Income tax benefit	---		(7.9)		---		(4.0)

Loss from continuing operations	(24.5)		(12.6)		(20.4)		(6.5)
Discontinued operations:
(Loss) / income from discontinued operations	9.6		(5.5)		4.4		(5.7)
Income tax benefit	---		(2.1)		---		(2.2)

(Loss) / income from discontinued operations	9.6		(3.4)		4.4		(3.5)

Net loss	(14	.9)%	(16	.0)%	(16	.0)%	(10	.0)%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Net sales for the second quarter of 2003 were $11.5 million compared to $25.3 million in the second quarter of 2002, a decrease of $13.8 million. The decrease in sales by business segment was as follows:

(Unaudited) For the three months ended June 30, (Dollars in thousands)	2003	2002	Dollar (Decrease)	Percentage (Decrease)
Tower Structures	$6,721	$13,430	$(6,709)	(50.0)%
Construction Services	4,786	11,897	(7,111)	(59.8)%

Total	$11,507	$25,327	$(13,820)	(54.6)%

        Net sales for the first six months of 2003 were $24.4 million compared to $48.0 million in the first six months of 2002, a decrease of $23.6 million. The decrease in sales by business segment was as follows:

(Unaudited) For the six months ended June 30, (Dollars in thousands)	2003	2002	Dollar (Decrease)	Percentage (Decrease)
Tower Structures	$13,546	$28,133	$(14,587)	(51.9)%
Construction Services	10,824	19,909	(9,085)	(45.6)%

Total	$24,370	$48,042	$(23,672)	(49.3)%

        The decrease in sales in the Tower Structures segment for the three and six months ended June 30, 2003, as compared to the same period for 2002, was primarily the result of the significant reduction in capital spending throughout the telecommunications industry. Sales to build-to-suit customers were down significantly from the same periods in 2002. International sales, which consist primarily of sales of tower structures, were also down significantly, dropping to $1.4 million in the second quarter of 2003 compared to $5.3 million for the same period in 2002, and to $2.5 million during the first half of 2003 as compared to $9.3 million for the same period in 2002. Additionally, the mix of products sold in the Towers Structures segment during the second quarter of 2003 shifted from large multi-carrier towers to smaller structures, which generate lower revenue per site. Construction segment sales were down from the prior year due to lower revenue in Mexico and the winding down of the Commonwealth of Pennsylvania project. The Company estimates substantial completion of the Commonwealth of Pennsylvania project in the second half of 2003. In connection with the consolidation of the Peoria, Illinois manufacturing facility into the Company’s facility in Frankfort, Indiana, and the Company’s continued lack of liquidity, the Company has had difficulty meeting customer delivery dates. As a result, the Company has experienced some cancellation of orders and extended delivery times during the second quarter of 2003, each of which also contributed to decreased sales.

        Gross margin for the three and six month periods ended June 30, 2003 was $(0.7) million and $0.6 million, respectively, as compared to $0.1 million and $4.0 million for the same periods a year ago. As a percentage of revenue, gross margin was (6.0)% and 2.6% for the three and six month periods ended June 30, 2003, as compared to 0.5% and 8.4% for the same periods of 2002. This decrease in gross margin is the result of a combination of lower pricing in the Tower Structures segment due to a change in product mix, and lower sales volume in both segments. The lower sales volume impacted the gross margin due to lower absorption of fixed manufacturing factory expense.

        Gross margin for the Company’s Tower Structures segment was (18.6)% and (12.7)% for the second quarter and first half of 2003, respectively, as compared to 1.6% and (13.5)% for the same periods of 2002. The decrease in gross margin compared to the same periods in 2002 was mainly attributable to the inefficiencies created during the transition period of the consolidation of the Peoria, Illinois manufacturing facility into the Company’s facility in Frankfort, Indiana and the impact of the continued lack of liquidity. The lack of liquidity has caused the Company to experience higher material costs due to its inability to purchase at the economic order quantity, higher shipping costs as the Company receives smaller quantities on each truck load, increased overtime to execute orders when material is received and lower plant utilization during periods of material shortages.

        Gross margin for the Company’s Construction Services segment was 11.7% and 21.6% for the second quarter and first half of 2003, respectively, as compared to 16.2% and 18.0% for the same periods of 2002. Gross margin for the first half of 2003 included revenues for change orders relating to the Commonwealth of Pennsylvania project. These change orders represent work completed by the Company that exceeded the original scope of work. The aggregate amount of revenue relating to these change orders in the first half of 2003 was $1.8 million. All cost associated with this work had been expensed when incurred.

        Selling, general and administrative (“SG&A”) expenses were $1.5 million and $4.4 million for the three and six months ended June 30, 2003, respectively, versus $4.5 million and $7.5 million for the same periods of 2002. As a percentage of revenue, SG&A expenses were 13.1% and 18.0% for the second quarter and first half of 2003, respectively, as compared to 17.8% and 15.5% for the same periods of 2002. The lower SG&A expenses during the first six months of 2003, as compared to the same period of 2002, was due, in part, to the recognition of a curtailment gain of $1.0 million as a result of a reduction in post-retirement benefits provided to both the union and non-union employees located in the Company’s Peoria, Illinois facility. This gain was partially offset by net periodic post-retirement benefit costs of $0.5 million during the first six months of 2003. For the first six months of 2002, net periodic post-retirement benefit costs were $0.3 million. In addition, consulting and legal fees for the first half of 2003 were lower than during the first half of 2002. This reduction was partially offset by professional fees and other charges during the first half of 2003 associated with the renegotiation of the credit facility.

        The Company’s effective income tax rate was 0% for the three and six month periods ended June 30, 2003, as compared to 38.5% for the three and six month periods ended June 30, 2002. The decrease in the rate is due to the full valuation allowance against the net deferred tax assets as of June 30, 2003. Management has concluded that it is more likely than not that the benefit of the deferred tax assets will not be realized, and accordingly no benefit has been attributed to the current period net operating losses.

Liquidity and Capital Resources

        The following table sets forth selected information concerning the Company’s financial condition:

(In thousands)	(Unaudited) June 30, 2003	December 31, 2002
Cash	$185	$802
Working capital	(9,288)	(6,068)
Total debt	5,160	26,426

        At June 30, 2003, the Company had $5.2 million in bank indebtedness with the entire amount classified as short-term debt. The credit agreement provides for a final payment of loan balances on December 30, 2003. See “Credit Facility” below.

Factors Affecting Liquidity

        Generally, the primary factors affecting the Company’s ability to generate cash from operations are its ability to market and sell its products and services, its ability to maintain the prices of its products and services, and its ability to minimize costs and realize operational efficiencies. The Company has experienced difficulty in realizing operational efficiencies since the relocation of its operations from its Peoria, Illinois facility to the Frankfort, Indiana facility. The Company’s inability to procure materials on a timely basis due to its lack of liquidity coupled with the inexperience of its new work force has caused the Company to be unable to meet customer delivery dates.

        The Company’s ability to borrow under its revolving credit facility depends on the amount of its borrowing base and its compliance with all financial and other covenants contained in the agreement. Furthermore, the Company's credit facility matures on December 30, 2003, and the Company must find an alternative source of financing prior to that date. The Company is currently in default of its credit agreement and the Lenders are under no obligation to make any further loans to the Company thereunder. For a further discussion of the borrowing base and financial covenants in the Company’s credit agreement, see “Credit Facility” below.

        The Company continues to experience significant liquidity and cash flow issues, which have made it impossible in many cases for the Company to meet its obligations to its trade creditors in a timely fashion. The Company expects these liquidity issues to continue for the foreseeable future. Beginning in the third quarter of 2002 and continuing to the present time, the Company has slowed payment terms to its suppliers. As a result of slower payment terms, and uncertainty regarding the Company’s financial condition, a number of major suppliers severely restricted the credit they were willing to extend to the Company. The restricted credit terms by key suppliers has further negatively impacted the liquidity position of the Company and has disrupted the Company’s ability to service its customers. Additionally, certain of the Company’s suppliers have filed suit against the Company for outstanding payments. See Item 1 of Part II of this Form 10-Q for a list of these proceedings. It will be impossible for the Company to improve sales unless it is able to stabilize its supply sources.

        The Company has used the proceeds of its federal tax refund received April 21, 2003, to repay the term loan portion of the bank credit facility, which was set to mature on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt or the lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay the revolving credit facility. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the lenders can foreclose on their loans, which could force the Company into bankruptcy proceedings.

        The Company’s continuing liquidity issues, combined with the uncertainties relating to its ability to refinance its debt by December 31, 2003, led the Company’s former independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2002. This qualification in the Company’s audit report would have resulted in a default under the Company’s amended and restated credit agreement. However, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        A portion of the revenue recognized in the Company’s Construction segment is generated from contracts that require the posting of bid and performance bonds. A bid bond is required to be posted prior to the submission of a proposal and a performance bond is required to be posted upon awarding a contract. In the Construction segment, this revenue relates to complete turn-key jobs. At the end of the first quarter 2002, the Company began to experience difficulty in acquiring bonds for new proposals and contracts and continues to experience such difficulties. The Company is currently not pursuing any construction contracts that require any type of bond. The inability to acquire new bonds has impacted the Company’s ability to win certain new construction and installation contracts and is likely to have a material adverse effect on the Company’s business, financial condition and results of operations.

        The following table shows total contractual payment obligations as of June 30, 2003.

      Total Contractual Obligations Table:

		Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years		Beyond 3 years
Credit agreement - principal repayment	$5,160	$5,160	$	---	$	---
Credit agreement - estimated interest	586	586		---		---
Capital leases	---	---		---		---
Operating leases	902	401		484		17
Purchase obligations	---	---		---		---

Total contractual cash obligations	$6,648	$6,147		$484		$17

        The above table reflects the Company’s contractual obligations as of June 30, 2003. The Company believes that its cash from operations, borrowings under its revolving credit facility, tax refunds, and cash on hand will be sufficient to meet its currently anticipated liquidity and working capital needs.

        The credit agreement requires that the Company hedge the floating interest rate portion of the credit facility. The expense associated with this transaction is included in the above table in “Credit agreement — estimated interest.” The hedging instrument is described in Note 12 to the financial statements, “Derivative Instruments and Hedging Activity.”

Sources of Liquidity

        The Company’s principal sources of liquidity are cash from operations, borrowings under the revolving portion of the Company’s bank credit facility and cash on hand. Net cash provided by operating activities through June 30, 2003 was $20.9 million compared to $11.5 million during the first six months of 2002. The cash provided by operations during 2003 was primarily the result of $21.1 million in federal income tax refunds as a result of the sale of assets to FOGSON. This refund was offset in part by the payment of costs associated with the sale of assets to FOGSON, and costs associated with negotiating the amended and restated credit agreement. The Company has not been able to achieve positive cash flow from operations, and this continues to negatively impact the Company's liquidity. The Company also continued extending payment terms for its trade suppliers. As a result of the continued extension of payment terms caused by the Company’s lack of liquidity, the Company has experienced a significant number of legal actions for recovery; see Part II, Item 1 Legal Proceedings.

        Based on the financial covenants in the Company’s amended and restated credit agreement and the applicable borrowing base test under the credit agreement, as of June 30, 2003, the Company had $4.8 million of availability under the revolving portion of its credit facility. As of June 30, 2003, the outstanding balance on the revolving portion of the credit facility was $5.2 million. There was no outstanding balance on the term loan portion of the credit facility. The Company is currently in default of the June 2003 EBITDA covenant. The Company has begun discussions with its Lenders and at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement, the Lenders have the right to foreclose on their loan and, as such, force the Company to seek bankruptcy protection.

        The revolving loan portion of the credit facility matures on December 30, 2003. The Company anticipates that as of December 30, 2003, there will remain a balance due on the revolver loan portion of the credit facility. The Company will require an alternative source of financing in order to meet this requirement and has begun to consider possible alternative sources of financing. If no alternative financing source is obtained prior to December 30, 2003, it is highly likely that the Company will be in default under the terms of the credit facility. Under the terms of the credit agreement, the lenders would have the right to foreclose on their security interests in the Company's property. In which case, the Company may be forced to seek bankruptcy protection. See “Factors Affecting Liquidity” for a discussion of the Company’s on-going liquidity levels.

         As of June 30, 2003, the Company had $0.6 million of cash and marketable securities on hand as compared to $1.3 million of cash and marketable securities on hand as of December 31, 2002. Included in cash and marketable securities at June 30, 2003 and December 31, 2002 was cash placed in a VEBA trust account in the amount of $0.4 million and $0.5 million, respectively.

Uses of Liquidity

        The Company’s principal uses of liquidity are working capital needs and debt service requirements. In the first half of 2003, the Company’s capital expenditures totaled $0.5 million. The primary capital expenditures for 2003 relate to the transfer of manufacturing operations from the Company’s Peoria, Illinois facility to its Frankfort, Indiana facility. The Company anticipates that its total capital expenditures for 2003 will be approximately $0.7 million.

        During the first six months of 2003, the Company made payments in respect of its credit facility totaling $21.3 million, which included $19.0 million on the term loan and $2.3 million of principle payments on the revolving portion of the credit facility.

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

Credit Facility

        On March 8, 2001, the Company entered into a credit facility with its bank lenders. At the end of the third quarter 2001, the Company was not in compliance with certain financial covenants in its credit agreement. The Company and the bank lenders made amendments to the credit agreement in January 2002, June 2002, August 2002, November 2002 and July 2003.

        On December 31, 2002, the Company sold a substantial portion of its assets to FOGSON in exchange for the extinguishment of approximately $7.4 million in debt under the Company’s bank credit facility. As a result of the sale of assets to FOGSON, the sale of the Casa Grande facility, and the operating loss incurred in 2002, the Company realized approximately $21.1 million, in the aggregate, of federal tax refunds on its 2002 income taxes which was used to pay down the term loan portion of the credit facility. On December 31, 2002, in connection with the sale of assets to FOGSON, the Company and the lenders under the Company’s bank credit facility entered into and amended and restated credit agreement.

        The terms of the amended and restated credit agreement are summarized in Note 9 financial statements, “Debt.”

        The Company is currently in default of its credit facility. The Company has begun discussions with its Lenders and at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement the lenders have the right to foreclose on their loan and as such force the Company to seek bankruptcy protection.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

        Through the Company’s credit facility, the Company may be vulnerable to changes in U.S. prime rates, the federal funds effective rate and the LIBOR rate. The Company has performed a sensitivity analysis assuming a hypothetical increase in interest rates of 100 basis points applied to the $5.2 million of variable rate debt outstanding as of June 30, 2003. Based on this analysis, the impact on future earnings for the following twelve months would not be significant.

        International sales, which accounted for 9.4% and 15.1% of net sales in the first half of 2003 and 2002, respectively, are concentrated principally in Mexico and Central America. To the extent that sales of products and services in Mexico are invoiced and paid in pesos, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Mexico. To the extent the Company has monetary assets and liabilities denominated in pesos, any significant variation in exchange rate between the U.S. dollar and the peso could have an effect on the Company’s operating results. To the extent that the Company invoices its foreign customers in dollars, exchange rate fluctuations that strengthen the dollar relative to those customers’ local currency could make the Company’s products and services more expensive to such customers

        In the future, the Company expects that if it experiences significant growth in its international sales activity, the Company would manage its exposure to changes in exchange rates by borrowing in foreign currencies and by utilizing either cross-currency swaps or forward contracts. Such swaps or forward contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company does not expect to enter into contracts for speculative purposes.

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

Item 4.    Controls and Procedures

        Based upon the evaluation described below, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) were effective as of June 30, 2003. Subsequent to the date of the Evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. To conduct their evaluation of disclosure controls and procedures, the Disclosure Committee of the Company met with the Chief Executive Officer and the Chief Financial Officer to discuss the results of the Evaluation. The Disclosure Committee is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Vice President-Operations, National Sales Manager, Corporate Accounting Manager, Purchasing Manager, and the Plant Manager of the Company’s facility in Frankfort, Indiana.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

        Throughout the first six months of 2003, the Company has become party to several legal proceedings brought against the Company by its creditors. In general, these proceedings involve the suit by a supplier against the Company or a subsidiary of the Company for money damages for the breach of a contract. The following provides a brief summary of each of these proceedings:

        On March 13, 2003, Wurth Supply Inc. filed suit against the Company in the Superior Court of Marion County, Indiana seeking money damages in the amount of $429,066 for the breach of a hardware supply contract. This case is currently pending and the Company disputes the amounts sought by Wurth. The plaintiff’s counsel has agreed to a general extension of time to plead.

        On March 18, 2003, S&S Steel Services, Inc. filed suit against ROHN Products, Inc., a subsidiary of the Company, in the Superior Court of Elkhart County, Indiana seeking money damages in the amount of $7,286 for the breach of a steel supply contract. S&S and the Company have come to an agreement that will require the Company to make four equal payments of $1,372.79 in order to resolve this dispute. The first such payment has been made.

        On March 27, 2003, Skipper Transportation, Inc. filed suit against ROHN, Inc., a subsidiary of the Company, in the Circuit Court of Jefferson County, Alabama seeking money damages in the amount of $13,000 for the negligent bailment of a flatbed trailer. The Company has not yet responded to the claims in this case. The plaintiff’s counsel has agreed to a general extension of time to plead.

        On April 1, 2003, Sentry Safety Supply, Inc. filed suit against the Company in the Circuit Court of Peoria County, Illinois seeking money damages in the amount of $5,846 for the breach of a materials supply contract. The Company has made partial payment on the amounts claimed in this case.

        On April 3, 2003, Wall Industrial Services filed suit against the Company in the Circuit Court of Peoria County, Illinois seeking money damages in the amount of $54,252 for the breach of a painting services contract. The Company is disputing the amounts sought by Wall. The plaintiff has filed for Summary Judgment and a hearing is set for September.

        On April 8, 2003, Prime Panels, Inc. filed suit against ROHN, Inc., a subsidiary of the Company, in the Circuit Court of Peoria County, Illinois seeking money damages in the amount of $41,881 for the breach of a materials supply contract. The Company has responded to the claims in this case. No payment arrangements have been made.

        On April 14, 2003, the Company and certain of its subsidiaries filed a claim against Platinum Equity LLC; a Los Angeles, California based private equity firm, and PFrank LLC, a special purpose entity formed by Platinum Equity LLC, in the Superior Court for the State of Delaware. The claim alleges, among other things, breach of contract for terminating an asset purchase agreement relating to the sale of substantially all of the Company’s assets to PFrank LLC.

        On May 14, 2003, United States Congress company filed suit against the Company in the Circuit Court of Marion County, Oregon seeking money damages in the amount of $187,347 for the breach of a construction management services contract. A default judgment was entered on June 24, 2003. The Company will file a counterclaim and motion to stay enforcement of judgment.

        On May 29, 2003, V & W Supply Co., Inc. filed suit against ROHN, Inc., a subsidiary of the Company, in the District Court of Jefferson County, Alabama seeking money damages in the amount of $5,671 for the breach of a materials supply contract. No payment arrangements have been made. The plaintiff’s counsel has agreed to a general extension of time to plead.

        On June 2, 2003, Tower Foundations filed suit against the Company and ROHN Construction, Inc., a subsidiary of the Company, in the Superior Court of San Bernardino, California seeking money damages in the amount of $53,140 for the breach of a construction subcontract. The Company disputes the amount claimed by the plaintiff.

        On June 27, 2003, Larson Tower Specialists, LLC filed suit against the Company in Salt Lake City, Utah seeking money damages in the amount of $8,000. The case is currently pending and no payment arrangements have been made.

        On July 14, 2003, Tandemloc filed suit against the Company in Peoria, Illinois seeking money damages in the amount of $11,434. The case is currently pending and no payment arrangements have been made.

        On July 11, 2003, Melton Truck Lines, Inc. filed suit against the Company in Tulsa, Oklahoma seeking money damages in the amount of $17,381. The case is currently pending and no payment arrangements have been made.

        On July 11, 2003, Anchor Paint Mfg. Company filed suit against the Company in Tulsa, Oklahoma seeking money damages in the amount of $27,716. The case is currently pending and no payment arrangements have been made.

        On July 23, 2003, Gill Construction, Inc. filed suit against ROHN Products, Inc., a subsidiary of the Company, in Frankfort, Indiana seeking money damages in the amount of $39,468. The Company has made payment on this claim.

        On July 29, 2003, Federated Publications, Inc. filed suit against ROHN Products, Inc., a subsidiary of the Company, in Lafayette, Indiana seeking money damages in the amount of $5,042. The case is currently pending and no payment arrangements have been made.

        On August 5, 2003, Emery Worldwide filed suit against the Company and ROHN Products, Inc., a subsidiary of the Company, in Indianapolis, Indiana seeking money damages in the amount of $11,307. The case is currently pending and no payment arrangements have been made.

        On August 5, 2003, Conam-CTC, Inc. filed suit against the Company in Indianapolis, Indiana seeking money damages in the amount of $43,738. The case is currently pending and no payment arrangements have been made.

        On August 8, 2003, Bertis Carlson Trucking, Inc. filed suit against the Company in Galesburg, Illinois seeking money damages in the amount of $55,274. The case is currently pending and no payment arrangements have been made.

Item 3.    Defaults on Senior Securities

        The Company’s amended and restated credit agreement requires that the Company deliver its annual report to the administrative agent without a going concern qualification in the independent auditor’s report relating to the Company’s audited financial statements for the year ended December 31, 2002. The Company’s independent auditor delivered its opinion with such a qualification in its audit report, which would have resulted in a default under the Company’s amended and restated credit agreement. However, on April 14, 2003, the Company and the lenders under the Company’s credit agreement entered into a waiver, pursuant to which the lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

        The amended and restated credit agreement required that the Company meet a minimum level of EBITDA for the month ended May 2003. The Company was unable to achieve this level, which would have resulted in a default under the Company’s amended and restated credit agreement. However on July 17, 2003 the Company and its lenders executed the First Amendment and Additional Waiver to the Amended and Restated Credit facility pursuant to which the lenders waived this event of default and reset the future EBITDA covenant levels.

        The First Amendment and Additional Waiver to the amended and restated credit agreement required the Company meet a certain level of EBITDA for the month of June 2003. The Company was unable to meet this level and as such is currently in default of its credit facility. The Company has begun discussions with its Lenders and at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement the lenders have the right to foreclose on their loan and as such force the Company to seek bankruptcy protection.

Item 5.    Other Information

        On July 9, 2003, the Company was notified that its auditor, PricewaterhouseCoopers LLP, was resigning as the Company’s independent auditor and the Company has been unable to retain a new independent auditor. Consequently, this Form 10-Q has not been reviewed by an independent auditor as required by Rule 10-01(d) of Regulation S-X. For this reason, the Chief Executive Officer and the Chief Financial Officer of the Company cannot certify that this Form 10-Q fully complies with the requirement of Section 13(a) or 15(d) of the Exchange Act as required by Section 906 of the Sarbanes-Oxley Act of 2002. The Company will file an amended quarterly report for the quarter ended June 30, 2003 if and when the Chief Executive Officer and the Chief Financial Officer of the Company are able to provide these certifications.

Item 6.    Exhibits and Reports on Form 8-K

         (a)        Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

99.1.1
Cautionary Statement for purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2002)

         (b)        Reports on Form 8-K

On June 27, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7, attaching two press releases announcing the potential delisting of the Company’s securities from the Nasdaq Small Cap Market.

On July 16, 2003, the Company filed a Current Report on Form 8-K under Items 4, 5 and 7, attaching a press release announcing the resignation of PricewaterhouseCoopers LLP as the Company’s independent accountant and the resignation of Alan Schwartz, a member of the Company’s Board of Directors.

On July 18, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7, attaching a press release announcing the delisting of the Company’s securities from the Nasdaq Stock Market, due to the Company’s inability to meet the minimum bid price requirements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2003 Date: August 19, 2003	ROHN Industries, Inc. /s/ Horace Ward Horace Ward Chairman and Chief Executive Officer /s/ John W. Castle John W. Castle Chief Financial Officer and Chief Accounting Officer