Form 10-Q/A
period 2003-06-30
ROHN INDUSTRIES INC
filed 2003-08-21
CIK 315641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
TO
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

The purpose of this amendment is to correct certain typographical errors throughout the document.

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

        The Company received a going concern qualification in the independent auditor’s report relating to the audited financial statements for the year ended December 31, 2002. Based on certain factors discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, there is substantial doubt about the Company's ability to continue as a going concern. These factors include the Company's disputes with trade creditors, certain defaults under the Company's credit agreement, the December 30, 2003 maturity date of the facility in place under the credit agreement, and continued operating losses. The Company's ability to continue as a going concern depends, in part, upon its ability to successfully comply with the terms of its current credit agreement, obtain waivers from the Lenders regarding current defaults thereunder, and find alternative financing prior to December 30, 2003. At this time, the Company has not located an alternative financing source. In the event that the Company cannot achieve these goals and is unable to resolve the majority of the current disputes between the Company and its trade creditors, the Company may be required to discontinue operations, sell its assets to a third party or enter into voluntary bankruptcy proceedings. At this time, the company has begun to consider and analyze each of these strategic options and will continue to do so in the upcoming months. See Note 9, "Debt," and Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, the Company adopted the disclosure requirements on December 31, 2002 and will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The Company believes the adoption of the recognition/measurement provisions will not have a material impact on its financial statements.

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

(Unaudited) For the three months ended June 30, 2003 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$6,721	$5,168	$(382)	$11,507
Earnings (loss) before interest and taxes	(2,558)	359	---	(2,199)
Depreciation and amortization	827	4	---	831
Capital expenditures(1)	272	---	---	272

For the three months ended June 30, 2002 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$13,430	$14,555	$(2,658)	$25,327
Earnings (loss) before interest and taxes	(5,212)	570	250	(4,392)
Depreciation and amortization	1,091	108	---	1,199
Capital expenditures(1)	(20)	---	---	(20)

For the six months ended June 30, 2003 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$13,546	$11,836	$(1,012)	$24,370
Earnings (loss) before interest and taxes	(5,588)	1,820	---	(3,768)
Depreciation and amortization	1,672	8	---	1,680
Capital expenditures(1)	530	---	---	530
Segment assets as of June 30, 2003	30,773	5,239	(650)	35,362

For the six months ended June 30, 2002 (In thousands)	Tower Structures Segment	Construction Services Segment	Inter-segment Sales(2)	Total
Net sales	$28,133	$24,744	$(4,835)	$48,042
Earnings (loss) before interest and taxes	(5,165)	1,500	250	(3,415)
Depreciation and amortization	2,174	120	---	2,294
Capital expenditures(1)	296	---	---	296
Segment assets as of December 31, 2002	52,519	9,975	(650)	61,844

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

The terms of the amended and restated credit agreement are summarized as follows:

Availability — Availability under the credit facility is subject to various conditions typical of syndicated loans and a borrowing base formula, which provides for advance rates of an amount equal to (i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory (provided that the advances for the eligible inventory may not exceed $4.0 million). In conjunction with this, the advanced rate for eligible inventory was reduced from $4.0 million to $2.4 million on April 21, 2003. The maximum debt available under the revolving portion of the bank credit facility for the period December 31, 2002 until January 31, 2003 was $11.75 million. On January 31, 2003, the maximum revolver debt allowed was $12.75 million. Upon receipt of the federal tax refund of $21.1 million, the Company repaid the $19.0 million term loan. The revolver debt allowed was reduced by the amount of the tax refund in excess of the term loan, or $2.1 million, to $10.6 million. The Lenders are under no obligation to advance any amounts, regardless of availability, in the event that certain defaults exist under the credit agreement, as amended.

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

Commitment Reductions and Repayments — All cash on deposit in the Company’s bank accounts is now “swept” by the banks on a daily basis and the net is applied to reduce the outstanding amounts under the revolving portion of the credit facility. There are no scheduled payments for the revolver loan, other than maturity on December 30, 2003. The full amount of any and all tax refunds, together with any interest thereon, must be paid to the bank Lenders upon receipt to reduce the outstanding revolver under the credit facility.

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

        On July 8, 2003 the Company and it’s Lenders entered into The First Amendment and Additional Waiver to the Amended and Restated Credit Agreement which set forth new covenant levels for a minimum consolidated cumulative earnings before interest and taxes plus depreciation and amortization (EBITDA) of $400,000 as of April 30, 2003, ($200,000) as of May 31, 2003, ($400,000) as of June 30, 2003, $1,250,000 as of July 31, 2003, $1,350,000 as of August 31, 2003, $1,600,000 as of September 30, 2003, $2,000,000 as of October 31, 2003, $2,300,000 as of November 30, 2003, and $2,300,000 as of December 31, 2003. The Company has not met the June 2003 EBITDA covenant and is, therefore, in default under the credit agreement. The Company has begun discussions with its Lenders to obtain a waiver for this default, but at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement the Lenders have the right to foreclose on their loan, in which case the Company may be forced to seek bankruptcy protection.

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

(13)    Subsequent Events

First Amendment to the Amended and Restated Credit Agreement

        On July 8, 2003, the Company and its Lenders executed the First Amendment and Additional Waiver to the Amended and Restated Credit Agreement. The Company was unable to meet the EBITDA covenant for the month of April and as such requested and was granted a waiver of the violation by its Lenders. The Company and its Lenders further amended the existing credit agreement to adjust the future EBITDA covenants. The new covenant levels for a minimum consolidated cumulative earnings before interest and taxes plus depreciation and amortization (EBITDA) are $400,000 as of April 30, 2003, ($200,000) as of May 31, 2003, ($400,000) as of June 30, 2003, $1,250,000 as of July 31, 2003, $1,350,000 as of August 31, 2003, $1,600,000 as of September 30, 2003, $2,000,000 as of October 31, 2003, $2,300,000 as of November 30, 2003, and $2,300,000 as of December 31, 2003. The Company has failed to meet the June 30, 2003 EBITDA covenant and is, therefore, in default under the credit agreement. Although the Company is negotiating with its Lenders for a waiver of this default, there can be no assurance that a waiver will be obtained. Under the terms of the credit agreement the Lenders have the right to foreclose on their loan, in which case the Company may be forced to seek bankruptcy protection.

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

Letter of Inquiry from the Securities and Exchange Commission

        On July 24, 2003, the Company received a letter from the Securities and Exchange Commission (“SEC”) questioning the adequacy of the disclosures the Company had made in earlier filings relative to the resignation of PricewaterhouseCoopers LLP disclosed in the July 16, 2003 Form 8-K. The Company anticipates filing an amended Form 8-K to address the SEC's questions.

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

Uncertainty Regarding Going Concern

        Based on certain factors discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, there is substantial doubt about the Company’s ability to continue as a going concern. These factors include the Company’s disputes with trade creditors, certain defaults under the Company’s credit agreement, the December 30, 2003 maturity date of the facility in place under the credit agreement, and continued operating losses. The Company’s ability to continue as a going concern depends, in part, upon its ability to successfully comply with the terms of its current credit agreement, obtain waivers from the Lenders regarding current defaults thereunder, and find alternative financing prior to December 30, 2003. At this time, the Company has not located an alternative financing source. In the event that the Company cannot achieve these goals and is unable to resolve the majority of the current disputes between the Company and its trade creditors, the Company may be required to discontinue operations, sell its assets to a third party or enter into voluntary bankruptcy proceedings. At this time, the Company has begun to consider and analyze each of these strategic options and will continue to do so in the upcoming months.

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

        On May 16, 2003, the Company announced that it was delaying the filing of its first quarter Form 10-Q with the Securities and Exchange Commission pending completion of the inventory review at the Peoria, Illinois facility. On May 23, 2003, the Company received a Nasdaq Staff Determination advising the Company that Nasdaq had not received the Company’s Form 10-Q for the period ended March 31, 2003 and that the Company had not yet paid its 2003 Small Cap annual fee, which was due on January 30, 2003. On June 12, 2003, the Company also received a Nasdaq Staff notice letter informing the Company that it was not in compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). In both the May 23 and June 12 correspondence, Nasdaq informed the Company that the Company’s stock was subject to delisting as a result of the violations set forth therein. The Company has since paid its 2003 Small Cap annual fee. With the opening of business on July 21, 2003, the securities of the Company were delisted due to the fact that the Company is unable to meet the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). Also as of the opening of business on July 21, 2003, the Company’s stock became eligible for inclusion on the OTC Bulletin Board.

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

        Gross margin for the Company’s Tower Structures segment was (18.6)% and (12.7)% for the second quarter and first half of 2003, respectively, as compared to (13.5%) and 1.6% for the same periods of 2002. The decrease in gross margin compared to the same periods in 2002 was mainly attributable to the inefficiencies created during the transition period of the consolidation of the Peoria, Illinois manufacturing facility into the Company’s facility in Frankfort, Indiana and the impact of the continued lack of liquidity. The lack of liquidity has caused the Company to experience higher material costs due to its inability to purchase at the economic order quantity, higher shipping costs as the Company receives smaller quantities on each truck load, increased overtime to execute orders when material is received and lower plant utilization during periods of material shortages.

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

        The Company’s ability to borrow under its revolving credit facility depends on the amount of its borrowing base and its compliance with all financial and other covenants contained in the agreement. Furthermore, the Company's credit facility matures on December 30, 2003, and the Company must find an alternative source of financing prior to that date. The Company is currently in default of its credit agreement and the Lenders are under no obligation to make any further loans to the Company thereunder, regardless of availability levels under the credit agreement. For a further discussion of the borrowing base and financial covenants in the Company’s credit agreement, see “Credit Facility” below.

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

        The Company has used the proceeds of its federal tax refund received April 21, 2003, to repay the term loan portion of the bank credit facility, which was set to mature on June 30, 2003. The revolving portion of the bank credit facility will become due on December 30, 2003. Although the Company has begun discussions with the Lenders under the bank credit facility and alternative financing sources to refinance the revolving loans, the Company cannot be sure that it will be able to do so. If the Company cannot refinance this debt or the Lenders do not agree to extend the maturity of the loans, the Company does not expect to have sufficient capital to repay the revolving credit facility. If the Company does not repay the loans when they become due or the Company is otherwise in default under the terms of the amended and restated credit agreement, the Lenders can foreclose on their loans, which could force the Company to seek bankruptcy protection.

        The Company’s continuing liquidity issues, combined with the uncertainties relating to its ability to refinance its debt by December 30, 2003, led the Company’s former independent auditor, PricewaterhouseCoopers LLP, to include a going concern qualification in its audit report relating to the Company’s audited financial statements for the year ended December 31, 2002. This qualification in the Company’s audit report would have resulted in a default under the Company’s amended and restated credit agreement. However, the Company and the Lenders under the Company’s credit agreement entered into a waiver, pursuant to which the Lenders waived this and other defaults under the credit agreement in exchange for the payment of a fee of $50,000, which was immediately payable, and an additional fee of $200,000, which is payable on December 15, 2003 if the Company has not refinanced the amounts outstanding under the bank credit facility as of such date.

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

Sources of Liquidity

        The Company’s principal sources of liquidity are cash from operations, borrowings under the revolving portion of the Company’s bank credit facility and cash on hand. Net cash provided by operating activities through June 30, 2003 was $20.9 million compared to $11.5 million during the first six months of 2002. The cash provided by operations during 2003 was primarily the result of $21.1 million in federal income tax refunds as a result of the sale of assets to FOGSON. This refund was offset in part by the payment of costs associated with the sale of assets to FOGSON, and costs associated with negotiating the amended and restated credit agreement. The Company has not been able to achieve positive cash flow from operations, and this continues to negatively impact the Company's liquidity. The Company also continued extending payment terms for its trade suppliers. As a result of the continued extension of payment terms caused by the Company’s lack of liquidity, the Company has experienced a significant number of legal actions for recovery; see Part II, Item 1. Legal Proceedings.

        Based on the financial covenants in the Company’s amended and restated credit agreement and the applicable borrowing base test under the credit agreement, as of June 30, 2003, the Company had $4.8 million of availability under the revolving portion of its credit facility. As of June 30, 2003, the outstanding balance on the revolving portion of the credit facility was $5.2 million. There was no outstanding balance on the term loan portion of the credit facility. The Company is currently in default of the June 2003 EBITDA covenant. The Company has begun discussions with its Lenders and at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement, the Lenders have no obligation to loan additional amounts to the Company and have the right to foreclose on their loan which could force the Company to seek bankruptcy protection.

        The revolving loan portion of the credit facility matures on December 30, 2003. The Company anticipates that as of December 30, 2003, there will remain a balance due on the revolver loan portion of the credit facility. The Company will require an alternative source of financing in order to meet this requirement and has begun to consider possible alternative sources of financing. If no alternative financing source is obtained prior to December 30, 2003, it is highly likely that the Company will be in default under the terms of the credit facility. Under the terms of the credit agreement, the Lenders would have the right to foreclose on their security interests in the Company's property, in which case the Company could be forced to seek bankruptcy protection. See “Factors Affecting Liquidity” for a discussion of the Company’s on-going liquidity levels.

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

        The Company is currently in default of its credit facility. The Company has begun discussions with its Lenders and at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement the Lenders have the right to foreclose on their loan, which could force the Company to seek bankruptcy protection.

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

        On March 18, 2003, S&S Steel Services, Inc. filed suit against ROHN Products, Inc., a subsidiary of the Company, in the Superior Court of Elkhart County, Indiana seeking money damages in the amount of $7,286 for the breach of a steel supply contract. S&S and the Company have come to an agreement that will require the Company to make four equal payments of $1,372.79 in order to resolve this dispute. All such payments have been made.

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

        The amended and restated credit agreement required that the Company meet a minimum level of EBITDA for the month ended May 2003. The Company was unable to achieve this level, which would have resulted in a default under the Company’s amended and restated credit agreement. However on July 8, 2003 the Company and its Lenders executed the First Amendment and Additional Waiver to the Amended and Restated Credit Agreement pursuant to which the Lenders waived this event of default and reset the future EBITDA covenant levels.

        The First Amendment and Additional Waiver to the Amended and Restated Credit Agreement required the Company meet a certain level of EBITDA for the month of June 2003. The Company was unable to meet this level and as such is currently in default of its credit facility. The Company has begun discussions with its Lenders and at this time can make no assurances as to how the matter will be resolved. Under the terms of the credit agreement the Lenders have the right to foreclose on their loan, which could force the Company to seek bankruptcy protection.

Item 5.    Other Information

        On July 9, 2003, the Company was notified that its auditor, PricewaterhouseCoopers LLP, was resigning as the Company’s independent auditor and the Company has been unable to retain a new independent auditor. Consequently, this Amendment No. 1 to Form 10-Q has not been reviewed by an independent auditor as required by Rule 10-01(d) of Regulation S-X. For this reason, the Chief Executive Officer and the Chief Financial Officer of the Company cannot certify that this Form 10-Q fully complies with the requirement of Section 13(a) or 15(d) of the Exchange Act as required by Section 906 of the Sarbanes-Oxley Act of 2002. The Company will file an amended quarterly report for the quarter ended June 30, 2003 if and when the Chief Executive Officer and the Chief Financial Officer of the Company are able to provide these certifications.

Item 6.    Exhibits and Reports on Form 8-K

         (a)        Exhibits

3.1	Amended and Restated Certificate of Incorporation of ROHN dated July 21, 2000 (incorporated herein by reference to Exhibit 3.1 to ROHN's Form 10-Q for the fiscal quarter ended June 30, 2000).

3.2	Twelfth Amended and Restated By-laws of ROHN (adopted October 26, 2001) (incorporated by reference to Exhibit 3.2 to Rohn's Form 10-K for the year ended December 31, 2002).

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

4.5
Form of Revolving Note under Amended and Restated Credit Agreement, dated as of December 31, 2002 (incorporated herein by reference to Exhibit 4.5 to ROHN's Form 10-K for the year ended December 31, 2002).

4.6	Form of Term Note under Amended and Restated Credit Agreement, dated as of December 31, 2002 (incorporated herein by reference to Exhibit 4.6 to ROHN's Form 10-K for the year ended December 31, 2002).

4.7
Waiver No. 1 to Amended and Restated Credit Agreement, dated April 14, 2002, by and among ROHN, certain of its subsidiaries, LaSalle Bank National Association, as administrative agent, National City Bank, as syndication agent, and the lenders named therein (incorporated herein by reference to Exhibit 4.7 to ROHN's Form 10-K for the year ended December 31, 2002).

4.8	First Amendment and Additional Waiver to Amended and Restated Credit Agreement.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

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

Date: August 21, 2003 Date: August 21, 2003	ROHN Industries, Inc. /s/ Horace Ward Horace Ward Chairman and Chief Executive Officer /s/ John W. Castle John W. Castle Chief Financial Officer and Chief Accounting Officer